Form 10-Q
period 2026-06-30
Game Your Game Inc.
filed 2026-08-21
CIK 2111846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43419

GAME YOUR GAME, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-4611894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Waverley Street
Palo Alto, CA 94301
(Address of principal executive offices, including zip code)

(415) 223-4630

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GYGY	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of August 18, 2026, the registrant had a total of 14,392,000 shares of common stock, $0.001 par value, issued and outstanding.

GAME YOUR GAME, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GAME YOUR GAME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in USD, except number of shares and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,991	$87,463
Accounts receivable, net	284	262
Inventory	1,140,512	1,142,377
Prepaid expenses and other current assets	183,271	2,415
Total Current Assets	1,340,058	1,232,517
Property and equipment, net	24,970	33,665
Total Assets	$1,365,028	$1,266,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$696,139	$226,648
Accrued expenses and other current liabilities	156,255	41,750
Interest payable – related party	72,387	—
Advances from related party	19,000	—
Short-term debt – related party	—	2,792,117
Short-term debt	580,402	500,000
Deferred revenue	728	3,223
Total Current Liabilities	1,524,911	3,563,738

Long-term Liabilities
Debt – related party	2,999,957	—
Total Liabilities	4,524,868	3,563,738
Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 18,000.018 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	18	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 14,388,000 and 15,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	14,388	15,000
Additional paid-in capital	21,797,723	18,764,263
Accumulated other comprehensive income	(259,165)	(394,360)
Accumulated deficit	(24,712,804)	(20,682,459)
Total Stockholders’ Deficit	(3,159,840)	(2,297,556)
Total Liabilities and Stockholders’ Deficit	$1,365,028	$1,266,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAME YOUR GAME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(all amounts in USD, except number of shares and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,403	$15,169	$3,917	$15,969
Cost of revenues	853	13,888	2,090	14,186
Gross Profit	550	1,281	1,827	1,783

Operating Expenses
Research and development	121,661	128,315	264,698	269,167
Sales and marketing	37,365	24,608	67,312	55,535
General and administrative	2,917,604	120,862	3,225,481	254,043
Total Operating Expenses	3,076,630	273,785	3,557,491	578,745

Loss from Operations	(3,076,080)	(272,504)	(3,555,664)	(576,962)

Other (Expense)/Income
Interest expense- related party	(72,387)	(57,013)	(143,820)	(107,288)
Interest Expense	(119,856)	—	(209,410)	—
Gain on extinguishment of debt	—	—	14,554	—
(Loss)/gain on foreign exchange, net	(57,090)	331,326	(136,005)	539,284
Total Other (Expense)/Income	(249,333)	274,313	(474,681)	431,996

(Loss)/Income Before Income Taxes	(3,325,413)	1,809	(4,030,345)	(144,966)
Income taxes	—	—	—	—
Net (Loss)/Income	$(3,325,413)	$1,809	(4,030,345)	(144,966)

Net (Loss)/Income Per Share – Basic and Diluted	$(0.22)	$0.00	$(0.27)	(0.01)
Weighted average shares outstanding, basic and diluted	15,000,000	15,000,000	15,000,000	15,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAME YOUR GAME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net (Loss)/Income	$(3,325,413)	$1,809	$(4,030,345)	$(144,966)
Other comprehensive gain/(loss), net of tax
Unrealized foreign exchange gain/(loss) from cumulative translation adjustments	57,082	(336,846)	135,195	(534,227)
Total other comprehensive gain/(loss)	57,082	(336,846)	135,195	(534,227)
Total Comprehensive Loss	$(3,268,331)	$(335,037)	$(3,895,150)	$(679,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAME YOUR GAME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(all amounts in USD, except number of shares and per share data)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance – January 1, 2026	—	—	15,000,000	$15,000	$18,764,263	$(394,360)	$(20,682,459)	$(2,297,556)
Fair value of Note Warrants	—	—	—	—	585,402	—	—	585,402
Cumulative Translation Adjustment	—		—	—	—	78,113	—	78,113
Net loss	—	—	—	—	—	—	(704,932)	(704,932)
Balance – March 31, 2026	—	—	15,000,000	$15,000	$19,349,665	$(316,247)	$(21,387,391)	$(2,338,973)

Issuance of share awards under Maxim Letter Agreement	—	—	450,000	450	(450)	—	—	—
Share-based compensation	—	—	—	—	2,444,776	—	—	2,444,776
Common stock issued for cash under Securities Purchase Agreement	—	—	1,438,000	1,438	—	—	—	1,438
Warrants issued for cash under Securities Purchase Agreement	—	—	—	—	1,250	—	—	1,250
Exchange of common stock for preferred shares under Exchange Agreement	18,000.018	18	(2,500,000)	(2,500)	2,482	—	—	—
Cumulative Translation Adjustment	—	—	—	—	—	57,082	—	57,082
Net loss	—	—	—	—	—	—	(3,325,413)	(3,325,413)
Balance – June 30, 2026	18,000.018	18	14,388,000	$14,388	$21,797,723	$(259,165)	$(24,712,804)	$(3,159,840)

GAME YOUR GAME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(all amounts in USD, except number of shares and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance – January 1, 2025	15,000,000	$15,000	$18,764,263	$129,813	$(19,898,670)	$(989,594)
Cumulative Translation Adjustment	—	—	—	(197,381)	—	(197,381)
Net loss	—	—	—	—	(146,775)	(146,775)
Balance – March 31, 2025	15,000,000	$15,000	$18,764,263	$(67,568)	$(20,045,445)	$(1,333,750)
Cumulative Translation Adjustment	—	—	—	(336,846)	—	(336,846)
Net Income	—	—	—	—	1,809	1,809
Balance – June 30, 2025	15,000,000	$15,000	$18,764,263	$(404,414)	$(20,043,636)	$(1,668,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAME YOUR GAME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)
Cash Flows Used in Operating Activities
Net loss	$(4,030,345)	$(144,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,583	8,753
Accretion of debt discount on Streeterville December 2025 Note	75,000	—
Amortization of net debt discount on Streeterville March 2026 Note	90,804	—
Interest expense	14,554	—
Gain on extinguishment of debt	(14,554)	—
Share-based compensation under Maxim Letter Agreement	2,444,776	—
Unrealized loss/(gain) on foreign currency transactions	136,005	(539,284)
Loss on disposal of property and equipment	404	—
Changes in operating assets and liabilities:
Accounts receivable	(27)	(836)
Inventory	1,242	28,064
Prepaid expenses and other current assets	(180,860)	48,416
Accounts payable	473,509	(70,843)
Accrued expenses and other current liabilities	115,343	5,359
Interest payable – related party	72,387	107,288
Deferred revenue	(2,406)	1,244
Net Cash Used in Operating Activities	(796,585)	(556,805)

Cash Flows From Investing Activities
Proceeds from the sale of property and equipment	685	—
Net Cash Provided by Investing Activities	685	—

Cash From Financing Activities
Cash received from promissory notes from related party	336,408	536,000
Proceeds from issuance of Streeterville March 2026 Convertible Note	500,000	—
Cash received from advances from related party	19,000	20,000
Cash paid for promissory notes from related party	(128,568)	—
Cash paid for advances from related party	—	(46,250)
Proceeds from issuance of warrants under Securities Purchase Agreement	1,250	—
Proceeds from issuance of common stock under Securities Purchase Agreement	1,438	—
Net Cash Provided by Financing Activities	729,528	509,750

Effect of Foreign Exchange Rate on Changes on Cash	(5,100)	18,341

Net Increase (Decrease) in Cash and Cash Equivalents	(71,472)	(28,714)

Cash and cash equivalents – beginning of the period	87,463	72,283
Cash and cash equivalents – end of the period	$15,991	$43,569

Supplemental disclosure of cash flow information:
Cash paid for:
Interest – related party	$71,433	$—
Income taxes	$—	$—

Non-cash financing activities:
Extinguishment of Streeterville December 2025 Note	$500,000	$—
Fair value of Note Warrants issued in connection with March 2026 Convertible Note	$585,402	$—
Constructive payment made to related party on behalf of the Company	$19,000	$20,000
Retirement of fixed assets for no consideration	$—	$38,798
Exchange of common stock for preferred stock under the Exchange Agreement	$2,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Nature of Business

The Company consists of (i) Game Your Game, Inc. (“Game Your Game”), which was incorporated in the state of Delaware on December 5, 2016, (ii) Active Mind Technology Limited (“AMT”), which was incorporated on April 18, 2008 in Ireland, and (iii) Active Mind Technology R&D Limited (“AMT R&D”), which was incorporated on July 16, 2010 in Ireland (collectively, the “Company,” “we,” “us” or “our”). Effective as of March 31, 2026, we converted from a Delaware corporation to a Nevada corporation pursuant to a statutory conversion, which we refer hereto as the “conversion” (see Note 3 — Basis of Presentation — Conversion for more information). On June 30, 2026, Grafiti LLC transferred and assigned all of the shares of common stock of the Company held by Grafiti LLC to its parent company (the “Share Transfer”), Grafiti Group LLC (the “Parent” or “Grafiti Group”). Subsequent to the Share Transfer and as of June 30, 2026, Grafiti Group became the majority owner of Game Your Game and beneficially owned approximately 58% of the common stock of the Company. Grafiti Group is controlled by Nadir Ali, who formerly served as our Chief Executive Officer and sole director, and currently serves as the general manager of Grafiti Group.

The Company is a sports technology company seeking to enhance the golf playing experience with tools that leverage the power of AI, precision shot tracking, and personalized feedback. The Company’s technology platform has been designed to serve multiple customers within the golf industry, including individual golfers, golf professionals and instructors, golf courses and clubs, and golf equipment manufacturers. The platform’s analytical capabilities can extend beyond individual performance tracking to include broader applications such as predictive analytics for player development, course management and optimization, equipment performance analysis, and social features that enable golfers to connect, compete, and share achievements. The Company has directed its resources over the past number of years to the development of its new hardware device, GameGolf KZN AI and the development of software applications. The Company operates primarily in the United States and Europe, and a significant portion of its revenues and assets are concentrated in these principal markets. On July 30, 2026, the Common Stock of the Company began trading on the Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “GYGY”.

Note 2 — Liquidity and Going Concern

As of June 30, 2026, the Company has negative working capital of $184,853 and cash of $15,991. For the six months ended June 30, 2026 and 2025, the Company incurred a net loss of $4,030,345 and $144,966, respectively, and net cash used in operating activities was $796,585 and $556,805, respectively.

The Company has incurred recurring losses, generated negative cash flows from operating activities, and historically relied on debt and advances from Grafiti LLC to fund its operations. These conditions and events, considered in the aggregate, initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

On July 30, 2026, the Company completed the second closing under its Preferred Purchase Agreement (as defined below) with Streeterville Capital, LLC (“Streeterville”), pursuant to which it received $8,000,000 in gross proceeds from the sale of 8,000 shares of its Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) (see Note 8 for more information). In evaluating its liquidity, management considered the receipt of these proceeds, which were received before the issuance of these unaudited condensed consolidated financial statements, together with the Company’s forecasted operating cash requirements and contractual debt-service obligations during the assessment period. Management’s forecast reflects a positive cash balance throughout the period ending one year after the issuance date.

Based on the foregoing financing completed on July 30, 2026, and management’s current operating plan and cash flow forecast, management concluded that the Company has sufficient liquidity to meet its obligations as they become due for at least one year after the date these unaudited condensed consolidated financial statements are issued. Accordingly, the conditions that initially raised substantial doubt have been alleviated.

Note 3 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s audited consolidated financial statements and notes for the years ended December 31, 2025 and 2024, included in the Registration Statement on Form S-1 (File No. 333-296763), initially filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2026, and declared effective on July 28, 2026 (as amended, the Registration Statement”).

Risks and Uncertainties

Certain global events including the duration and outcome of the military conflict between Russia and Ukraine and the United States and Iran, market volatility and other general economic factors that are beyond our control may impact our results of operations. These factors can include tariffs impacting global trade, interest rates, recession, inflation, unemployment trends, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability, and other matters that influence our customers spending. Increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operations.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All intercompany transactions and balances have been eliminated in consolidation. The balance sheet as of December 31, 2025, has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information. Interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the full year ending December 31, 2026. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2025 and 2024, included in the Registration Statement.

Basis of Presentation — Conversion

Effective as of March 31, 2026, we effectuated a statutory conversion pursuant to which we converted from a Delaware corporation to a Nevada corporation (the “Resulting Entity”). Under the terms of the conversion plan, each outstanding share of common stock of the Company was converted into 1.630876537 shares of common stock of the Resulting Entity and the articles of incorporation and bylaws set forth in the plan of conversion became the articles of incorporation and bylaws of the Resulting Entity. All shares of the Company’s common stock, per-share data and related information included in the accompanying consolidated financial statements have been retroactively adjusted as though the conversion had been effected prior to all periods presented. Proportionate adjustments were also made to (i) the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and (ii) the number of shares issuable under the Company’s equity incentive plans and certain existing agreements.

The conversion increased the number of authorized shares of common stock, which was retroactively applied and did not affect the par value of the common stock.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company bases its estimates and judgments on historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company’s significant estimates consist of:

●	the net realizable value of inventories;

●	the fair valuation of Note Warrants and Streeterville March 2026 Convertible Note (each as defined below);

●	the value of the common stock issued as share-based compensation under the Maxim Letter Agreement; and

●	the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and checking accounts. The Company considers all highly liquid investments with a maturity date of 90 days or less at the time of purchase to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash of $15,991 and $87,463, respectively, no cash equivalents and no restricted cash.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” (“ASC 820”) defines fair value as the amount at which an instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy based on the inputs used to measure fair value. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. There are three fair value levels in the fair value hierarchy based upon the level of inputs that are significant to fair value measurement: Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities. Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means. Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable. The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to its fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgements and consider factors specific to the asset or liability.

Revenue Recognition

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from hardware sales and software subscription fees. Any sales tax, value added tax, and other tax the Company collects concurrent with revenue producing are excluded from revenue.

Hardware Revenue Recognition

For sales of hardware, the Company’s performance obligation is satisfied at the point in time when control of the product is transferred to the customer, which typically occurs upon product delivery to the customer. This is when the customer has title to the product and the risks and rewards of ownership. The delivery of products to the Company’s customers occurs as a physical product shipment from the Company’s third-party warehouses. The Company receives fixed consideration for sales of hardware products. The Company’s customers generally pay on placement of orders. The revenue from hardware in the three and six months ended June 30, 2026, was $204 and $1,217, respectively. The revenue from hardware in the three and six months ended June 30, 2025, was $14,770 and $15,364, respectively.

Software Subscription Revenue Recognition

The Company enters into subscription agreements with its customers whereby it grants access to its applications that utilizes specified golf tracking data collected from its GameGolf devices. The agreements are primarily for an annual term. The Company recognizes revenue from software agreements evenly over the subscription period using a time-based measure because the Company is providing continuous service and the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the data is delivered. The revenue from software subscriptions in the three and six months ended June 30, 2026, was $1,199 and $2,700, respectively. The revenue from software subscriptions in the three and six months ended June 30, 2025, was $399 and $605, respectively.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

Arrangements with Multiple Performance Obligations

The Company enters into contracts containing multiple performance obligations, including hardware and complimentary subscription services. These contracts include a one-year subscription to the GameGolf mobile application (the “GameGolf App”) with the purchase of the hardware. The first performance obligation is the hardware delivered at the time of sale. The second performance obligation is the provision of subscription services, which allows users to sync, view, and access real-time data on the Company’s online dashboard and mobile applications.

The Company allocates revenue to all performance obligations based on their relative standalone selling prices (“SSP”). The Company’s process for determining its SSP considers multiple factors including consumer behaviors, the Company’s internal pricing model, and cost-plus margin and may vary depending upon the facts and circumstances related to each deliverable. SSP for the product/hardware reflects the Company’s best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. SSP for access to the software subscription-based services is based on the price charged when sold separately.

Amounts allocated to the delivered product/hardware are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to the software subscription service are deferred and recognized on a straight-line basis over the estimated usage period.

The Company applies a practical expedient to expense costs to obtain a contract with a customer as incurred when the amortization period would be one year or less. The Company applies a practical expedient to not consider the effect of a significant financing component as it expects that the period between transfer of control and payment from customer to be one year or less.

The Company accounts for shipping and handling fees billed to customers as revenue. Sales taxes and value added taxes (“VAT”) collected from customers which are remitted to governmental authorities are not included in revenue and are reflected as a liability on the consolidated balance sheets.

The Company provides a customary 30-day return policy as well as a limited warranty for one year. The Company warrants to the original purchaser that the Company’s hardware products purchased directly from the Company or from an authorized reseller shall be free from defects in material and workmanship under normal conditions of use during the warranty period. The warranty does not extend to any subsequent owners of the product. The Company has experienced minimal returns under the 30-day return policy and claims under the limited one-year warranty. As such, the Company has not recorded a liability related to the 30-day return policy and the one-year limited warranty.

At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. The estimate of future warranty costs is based on historical rates from similar products and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures, if any, that are outside of the Company’s typical experience. The Company regularly reviews these estimates to assess the appropriateness of its recorded warranty liabilities and adjust the amounts as necessary. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. Should actual product failure rates, use of materials or other costs differ from the Company’s estimates, additional warranty liabilities could be incurred, which could materially affect its results of operations. The estimates and assumptions used to reserve for product warranty have been accurate in all material respects. Based on historical experience, warranties are determined not be material as of June 30, 2026 and December 31, 2025 and as such no reserve for future warranty claims has been recorded for the periods then ended.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

Contract Balances

Accounts receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. For certain contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable. Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. The Company classifies contract assets as unbilled revenue. There was no unbilled revenue as of June 30, 2026, and December 31, 2025. Contract liabilities or deferred revenue represents the amounts billed or cash payments received in advance of revenue recognition at the end of the reporting period. These amounts are recorded in deferred revenue until revenue is recognized through delivery of products, performance under the subscription service or upon meeting the performance obligation. The Company had deferred revenue of $728 and $3,223 as of June 30, 2026, and December 31, 2025, respectively, all of which is expected to be recognized within the next twelve months.

Sales and Use Taxes

The Company presents transactional taxes such as sales and use tax collected from customers and remitted to government authorities on a net basis.

Net (Loss)/Income Per Share

The Company computes basic and diluted earnings per share by dividing net (loss)/income by the weighted average number of common stock outstanding during the period. Basic and diluted net (loss)/income per common stock were the same since the inclusion of common stock issuable pursuant to the exercise of options in the calculation of diluted net (loss)/income per common stock would have been anti-dilutive. The weighted average number of common stock considered for earnings per share are retrospectively adjusted for the conversion (see Note 3 — Basis of Presentation - Conversion for more information).

The following potentially dilutive shares were excluded from the computation of diluted net (loss)/income per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	June 30, 2026	June 30, 2025
Streeterville March 2026 Convertible Note and accrued interest(1)	171,184	—
Warrants issued with Streeterville March 2026 Convertible Note(2)	250,000	—
Warrants issued to Streeterville under the Securities Purchase Agreement(3)	1,250,000	—
Series A Preferred Stock(4)	2,500,000	—
Stock options	20,881	20,881
Total	4,192,065	20,881

(1)	Reflects a conversion price of $6.80.
(2)	Each warrant is exercisable into one share of common stock at a price per share of $6.80 (see Note 10).
(3)	Each warrant is exercisable into one share of common stock at a price per share of $8.00 (see Note 10).
(4)	Each Series A Preferred Stock is exercisable into one share of common stock at a conversion price per share of $8.00, subject to certain adjustments set forth in the Certificate of Designation (as defined below). See Note 8 for more information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. All other warrants that do not meet the criteria for equity classification are accounted for as liabilities and measured at fair value, with changes in fair value recognized in the condensed consolidated statement of operations and comprehensive loss in each reporting period.

Preferred Stock

The Company’s preferred shares are assessed at issuance for classification as liability or equity and embedded features requiring bifurcation. The Company presents outside of permanent equity any preferred stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates; (ii) is redeemable at the option of the holders; or (iii) has conditions for redemption that are not solely within the control of the issuer and for which all of the holders of equally and more subordinated equity instruments of the Company would not always be entitled to also receive the same form of consideration (for example, cash or shares) upon the occurrence of the event that gives rise to the redemption

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, Debt (“ASC 470”), a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain/loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain/loss. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs and the fair value of any related derivative instruments. For the six months ended June 30, 2026, the Company recorded a gain of $14,554 from the extinguishment of debt as non-operating income in the statements of operations.

Recently Issued and Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2025-05 Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide entities with a practical expedient to assume that conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets accounted for under Topic 606 when developing forecasts as part of estimating expected credit losses. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. This ASU will only impact our disclosures and not our financial condition and results of operations. The Company does not plan to early adopt the standard. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its financial statement disclosures.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

In December 2025, the FASB issued ASU No. 2025-11 — Interim Reporting (Topic 270) with the goal of clarifying and reorganizing existing interim reporting guidance so it is easier for preparers to apply and understand. The update does not change the fundamental nature of interim reporting under U.S. GAAP or expand or reduce current interim disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may apply the amendments prospectively, retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the changes to have a material impact on the condensed consolidated financial statements and are assessing when to adopt the standard.

In December 2025, the FASB issued ASU No. 2025-12 — Codification Improvements designed to clarify, correct and improve U.S. GAAP guidance on a variety of topics. It is part of FASB’s ongoing Codification improvements project, which addresses technical corrections, resolves unintended application issues, and enhances usability of the Codification without making major changes to fundamental accounting principles. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on an issue-by-issue basis, provided the financial statements for the period have not yet been issued. The Company is currently evaluating the impact related to the adoption of ASU 2025-12 on its financial statement disclosures.

Note 4 — Disaggregation of Revenue

Disaggregation of Revenue

The Company recognizes revenue when control is transferred of the promised products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company derives revenue from hardware and subscription licenses for work performed in conjunction with its systems recognition policy.

Revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Hardware	$204	$14,770	$1,217	$15,364
Software subscriptions	1,199	399	2,700	605
Total Revenue	$1,403	$15,169	$3,917	$15,969

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 — Disaggregation of Revenue (cont.)

The Company’s operations are located primarily in the United States and Ireland and revenues are generated worldwide. Revenues by geographic region are based on the location of the customer and are as follows:

	United States	Ireland	Other Foreign Countries	Total
For the Three Months Ended June 30, 2026:	$851	$20	$532	$1,403
For the Three Months Ended June 30, 2025:	$8,354	$149	$6,666	$15,169
For the Six Months Ended June 30, 2026:	$2,367	$42	$1,508	$3,917
For the Six Months Ended June 30, 2025:	$9,101	$149	$6,719	$15,969

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Deferred revenue as of June 30, 2026 and December 31, 2025, was $728 and $3,223, respectively. The deferred revenue as of June 30, 2026 is expected to be recognized as revenue within the next twelve months.

The following summarizes deferred revenue activities for the periods presented:

	For the Six Months Ended June 30, 2026	For the Year Ended December 31, 2025
Beginning of the period	$3,223	$—
Additions	67	5,265
Revenue recognized	(2,533)	(2,064)
Foreign translation difference, net	(29)	22
End of the period	$728	$3,223

Note 5 — Inventory

Inventory as of June 30, 2026 and December 31, 2025, consisted primarily of finished goods and capitalized freight in and was located in the following geographical areas:

	June 30, 2026	December 31, 2025
United States	$1,119,736	$1,119,886
Ireland	20,776	22,491
Total inventory	$1,140,512	$1,142,377

During the three and six months ended June 30, 2026 and 2025, there was no obsolete inventory written off nor was any inventory pledged as collateral.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 — Debt

Debt as of June 30, 2026 and December 31, 2025, consisted of the following:

Debt	Maturity	June 30, 2026	December 31, 2025
Promissory note payable – related party	7/31/2027	$2,999,957	$2,792,117
Short-term debt	3/31/2026	—	500,000
Convertible short-term debt, net of $554,598 debt discount, issuance costs and debt premium	4/30/2027	580,402	—
Total Debt		$3,580,359	$3,292,117

Interest expense on the Grafiti Note (as defined below) totaled $72,387 and $143,820 for the three and six months ended June 30, 2026, respectively. Interest expense on the Grafiti Note totaled $57,013 and $107,288 for the three and six months ended June 30, 2025, respectively. Interest expense on the Streeterville December 2025 Note (as defined below) and the Streeterville March 2026 Convertible Note totaled $119,856 and $209,410 for the three and six months ended June 30, 2026, respectively. Interest expense on the Streeterville December 2025 Note and the Streeterville March 2026 Convertible Note was zero during the three and six months ended June 30, 2025, as the debt was issued on December 31, 2025 and March 31, 2026, respectively. No interest was capitalized during the three and six months ended June 30, 2026 and 2025.

Notes Payable

Related Party Promissory Note Payable

On December 28, 2024, the Company entered into an unsecured promissory note with Grafiti LLC (the “Grafiti Note”) for an aggregate principal sum of $2,500,000, bearing interest at 10% per annum, for funding working capital needs and payment of liabilities. On March 31, 2025, the Company and Grafiti LLC amended the Grafiti Note to increase the aggregate principal to $3,000,000 and extend the maturity date to December 31, 2025. The Company and Grafiti LLC executed an additional amendment, effective December 31, 2025, to further extend the maturity date to June 30, 2026.

During the year ended December 31, 2025, the Company received $1,007,000 under the Grafiti Note and repaid $104,883 of the principal under the Grafiti Note, leaving a principal balance of $2,792,117 as of December 31, 2025, with the amount available under the Grafiti Note of $207,883 as of that date. On December 31, 2025, the Company paid the accrued interest payable balance under the Grafiti Note of $326,572 and therefore there was no interest payable thereunder as of December 31, 2025.

During the six months ended June 30, 2026, the Company received $336,408 under the Grafiti Note and repaid $128,568 of the principal under such note, leaving a principal balance of $2,999,957 as of June 30, 2026, with the amount available under the note of $43 as of that date. On June 30, 2026, the Company owed $72,387 of accrued interest payable under the Grafiti Note.

On July 29, 2026, the Company entered into the Third Amendment and Waiver Agreement to the Grafiti Note (the “Amendment”) with Grafiti LLC, which Amendment (i) extends the maturity date to July 31, 2027, with retroactive effect as of June 30, 2026, subject to automatic successive one-month extensions for so long as amounts remain outstanding under the Grafiti Note and the Company complies in all material respects with the repayment provisions described below; (ii) adds repayment provisions under which, during the Commitment Period (as defined in the Preferred Purchase Agreement), the Company may repay only up to $500,000 of the outstanding balance of the Grafiti Note during the first full calendar month following July 30, 2026, and up to $150,000 during each calendar month thereafter (with unused monthly amounts carrying forward), subject to a reduced cap of $25,000 in any calendar month in which the closing price of the common stock is below the Floor Price (as defined below) on at least ten (10) trading days, and permits the Company to apply up to 15% of the gross cash proceeds of any subsequent financing consummated by the Company, in addition to proceeds resulting from cash exercises of outstanding warrants of the Company, after the Listing Date toward repayment; (iii) provides that amounts remaining outstanding on a date on which the maturity date is automatically extended will not constitute an Event of Default (as defined in the Grafiti Note) so long as the Company remains in compliance with such repayment provisions; and (iv) waives any Event of Default arising solely from the Company’s failure to pay amounts outstanding under the Grafiti Note on or prior to the effective date of the Amendment, including as a result of the passage of the prior maturity date of the Grafiti Note of June 30, 2026. Interest continues to accrue on outstanding principal during any extension period.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 — Debt (cont.)

Streeterville December 2025 Note

On December 31, 2025, the Company issued a secured promissory note to Streeterville with an aggregate principal amount of $575,000 for a purchase price of $500,000 (the “Streeterville December 2025 Note”), which was secured by guaranty, pledge, security, and intellectual property agreements. The note’s maturity was extended from its original 60-day term to March 31, 2026, on which date it was deemed cancelled as partial consideration for the issuance of the Streeterville March 2026 Convertible Note (see below). Interest expense of $89,554 was recorded on the Streeterville December 2025 Note, which includes amortization of debt discount of $75,000.

Streeterville March 2026 Convertible Note

On March 31, 2026, the Company entered into a Securities Purchase Agreement with Streeterville (the “Securities Purchase Agreement”), pursuant to which we agreed to offer and sell to Streeterville a secured convertible promissory note in the principal amount of $1,135,000 (the “Streeterville March 2026 Convertible Note”), and warrants (the “Note Warrants”) to purchase 250,000 shares of common stock at an exercise price equal to $6.80 per share for an aggregate purchase price of $500,000, which, in addition to the original issue discount described below, includes (i) $575,000 underlying the Streeterville December 2025 Note that was deemed cancelled as partial consideration for the issuance of the Streeterville March 2026 Convertible Note and Note Warrants and (ii) $35,000 to pay for Streeterville’s fees. The Streeterville March 2026 Convertible Note and the Note Warrants were issued on March 31, 2026.

The Note Warrants allow the holder to purchase 250,000 shares of common stock at an exercise price equal to $6.80 per share. The Note Warrants may be exercised in whole or in part and can be exercised at any time on or after the Listing Date until 5 years from such date.

The Streeterville March 2026 Convertible Note carries an original issue discount of $100,000 and accrues interest at a rate of 10% per annum compounded daily with the principal amount and all accrued interest being due and payable on April 30, 2027. We may prepay the Streeterville March 2026 Convertible Note upon 10 trading days’ notice; provided that if such prepayment is made, then we must pay an amount equal to 110% of the outstanding balance which includes the 10% prepayment penalty. The right to prepay is lost on an event of default or if prepayment is elected and the Company fails to do so on the date set forth in the prepayment notice.

Upon an event of default, the interest rate shall increase to 18% per annum or the maximum rate permitted under applicable law and Streeterville may accelerate the Note by written notice with the outstanding balance becoming immediately due and payable in cash. In addition, the Streeterville March 2026 Convertible Note contains certain triggering events (including failure to pay principal, interest, fees or other amounts when due, bankruptcy, insolvency, failure to reserve sufficient shares for conversion, failure to comply with other covenants, receipt of a delisting notice by Nasdaq, and suspension or ineffectiveness of resale registration) that would increase the outstanding balance. Upon the occurrence of a Major Triggering Event (as defined in the Streeterville March 2026 Convertible Note), the outstanding balance would increase by an amount equal to 15% of the then outstanding balance, and upon the occurrence of a Minor Triggering Event (as defined in the Streeterville March 2026 Convertible Note), the outstanding balance would increase by an amount equal to 5% of the then outstanding balance.

At any time commencing on the Listing Date, Streeterville may, at its election, convert all or any portion of the outstanding balance of the Streeterville March 2026 Convertible Note, which includes the principal amount under the note and any accrued interest thereunder, into shares of common stock at a conversion price equal to $6.80 per share. If the Streeterville March 2026 Convertible Note had been converted on the date of its issuance, March 31, 2026, at such conversion price, the Streeterville March 2026 Convertible Note would be convertible into a maximum of 166,912 shares of common stock (the “Note Shares”). If the Streeterville March 2026 Convertible Note is converted on March 31, 2027, at such conversion price, the Streeterville March 2026 Convertible Note will be convertible into a maximum of 184,730 shares of common stock. The Streeterville March 2026 Convertible Note and the Note Warrants also contain a beneficial ownership limitation which provides that we will not effect any conversion or exercise, and Streeterville will not have the right to convert or exercise, any portion of the Streeterville March 2026 Convertible Note or the Note Warrants to the extent that, after giving effect to the conversion or exercise, Streeterville (together with Streeterville’s affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares upon such conversion or exercise.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 — Debt (cont.)

Following the designation of the Series A Preferred Stock by the Company upon its filing of the Certificate of Designation with the State of Nevada, as further discussed below, Streeterville has the right, but not the obligation, to exchange the Streeterville March 2026 Convertible Note for a number of shares of Series A Preferred Stock equal to the outstanding balance divided by $1,000.

The Securities Purchase Agreement includes customary representations, warranties and covenants, including a covenant that we will not, without Streeterville’s prior written consent: (i) issue, incur or guaranty any debt or additional Liabilities (as defined in the Securities Purchase Agreement) other than (a) trade payables incurred in the ordinary course of business, (b) indebtedness or liabilities incurred pursuant to equipment leases, purchase money financings, or capital leases entered into in the ordinary course of business, (c) indebtedness or liabilities incurred in connection with bona fide commercial banking or credit card arrangements on customary terms, or (d) intercompany indebtedness; or (ii) issue (a) any shares of common stock, preferred stock or any option, warrant, or right to subscribe for, acquire or purchase shares of common stock or preferred stock, or (b) any securities that are convertible into or exchangeable for shares of common stock or any class or series of preferred stock, subject to certain exceptions set forth in the Securities Purchase Agreement.

The Securities Purchase Agreement also contains a most favored nation provision, which provides that, so long as the Streeterville March 2026 Convertible Note or the Note Warrants is outstanding, upon our issuance of any security with any economic term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Streeterville in the transaction documents (as defined in the Securities Purchase Agreement), then we shall notify Streeterville of such additional or more favorable term, which notice may be provided by means of a current report on Form 8-K or other filing with the SEC, and such term, at Streeterville’s option, shall become a part of the transaction documents for the benefit of Streeterville. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, conversion lookback periods, interest rates, original issue discounts, floor prices, stock purchase prices, conversion prices, warrant coverage, warrant exercise prices, and anti-dilution/conversion and exercise price resets.

The obligations under the Streeterville March 2026 Convertible Note were secured by: (i) a Guaranty from Nadir Ali, our former Chief Executive Officer and director (the “Bridge Guaranty”); (ii) a Pledge Agreement from Grafiti LLC pursuant to which all shares of common stock of the Company owned by Grafiti LLC, which shall represent no less than 60% of the outstanding shares of common stock of the Company at any time (the “Pledged Shares”) as additional collateral under the Streeterville March 2026 Convertible Note (the “Bridge Pledge Agreement”); (iii) a Security Agreement (the “Bridge Security Agreement”) pursuant to which Streeterville was granted a security interest in all of the existing and future assets of the Company subordinated only to permitted liens as described in the Streeterville March 2026 Convertible Note (“Bridge Collateral”); and (iv) an Intellectual Property Security Agreement (the “Bridge IP Security Agreement”, and together with the Bridge Guaranty, the Bridge Pledge Agreement, and Bridge Security Agreement, the “Bridge Collateral Agreements”) with respect to the security interests granted in the intellectual property owned by the Company.

The Company evaluated the issuance of the Streeterville March 2026 Convertible Note in exchange for the Streeterville December 2025 Note under ASC 470-50, Debt — Modifications and Extinguishments, and determined that the exchange constituted an extinguishment of the Streeterville December 2025 Note because the terms of the new instrument were substantially different from those of the existing debt on account of the addition of a substantive conversion feature (it is reasonably possible that the conversion feature may be exercised and affect the manner of the debt instrument’s settlement).

Accordingly, the Company derecognized the carrying amount of the Streeterville December 2025 Note, and recognized the Streeterville March 2026 Convertible Note and the Note Warrants at their fair values as of the issuance date. The Company recorded a gain on extinguishment of $14,554. The extinguishment gain was included in Other (Expense)/Income in the Company’s unaudited condensed consolidated statement of operations.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 — Debt (cont.)

The fair value measurement of the Streeterville March 2026 Convertible Note is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the Streeterville March 2026 Convertible Note as of March 31, 2026, was $1,437,423, as determined by an independent third-party valuation firm using a Monte Carlo Simulation model.

The key assumptions used in the fair valuation of the Streeterville March 2026 Convertible Note as of the issuance date, March 31, 2026, were as follows:

March 31, 2026 (Issuance Date)
Time period from issue date to Listing Date	0.25 years
Time period	0.83 years
Equity volatility	47.19%
Risk free rate	3.63%

The fair value measurement is subject to estimation uncertainty, as it is sensitive to changes in the discount rate and the timing of the expected listing.

Based upon the Company’s analysis, it was determined that the Streeterville March 2026 Convertible Note contains embedded features requiring recognition as derivatives and bifurcation. However, the Company determined the fair value of these embedded derivatives was immaterial as of the issuance date of such note, and June 30, 2026, and therefore recognized the Streeterville March 2026 Convertible Note at amortized cost and recorded as a liability on the condensed consolidated balance sheet.

The fair value of the Streeterville March 2026 Convertible Note exceeded its stated principal amount by $302,423. In accordance with ASC 470-20, this premium is amortized and treated as a reduction of interest expense as this premium was attributable to the value of the embedded conversion feature. As a result, the Company recorded the excess of the fair value over the principal amount as debt premium, which is amortized over the life of the Streeterville March 2026 Convertible Note. Further, the fair value of the Note Warrants of $585,402 was treated as a debt discount and amortized as interest expense over the life of the Streeterville March 2026 Convertible Note. Furthermore, the fair value of the Streeterville March 2026 Convertible Note over the amount of proceeds received which amounted to $362,423 was treated as a debt discount and amortized as interest expense over the life of the Streeterville March 2026 Convertible Note. Accordingly, the net debt discount is $645,402 which is amortized over the life of the Streeterville March 2026 Convertible Note.

Subsequent to initial recognition, the Streeterville March 2026 Convertible Note is accounted for at amortized cost and hence fair valuation on a recurring basis is not required. Interest expense will be recognized over the term of the note using the effective interest method. The effective interest rate is approximately 87% per annum, which exceeds the coupon rate of 10% per annum on account of net debt discount. As of June 30, 2026, the carrying amount of the Streeterville March 2026 Convertible Note is $580,402 (net of $554,598 of debt discount, issuance costs and debt premium).

During both the three and six months ended June 30, 2026, the Company recognized a contractual interest expense of $29,052 and a net debt discount amortization of $90,804, as the Streeterville March 2026 Note was entered into on March 31, 2026. The contractual interest expense is included in the accrued expenses and other current liabilities line on the condensed consolidated balance sheets.

No interest and amortization of debt discount were recorded during the three and six months ended June 30, 2025 as the Streeterville March 2026 Note was entered into on March 31, 2026.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 — Common Stock

Prior to the conversion described under Note 3, the Company was authorized to issue 20,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock was entitled to one vote on all matters submitted to stockholders, including written consent actions in lieu of meetings. The rights of the holders of common stock, including voting, dividend, and liquidation rights, were subject to the rights, powers, and privileges of the holders of Preferred Stock.

Effective as of March 31, 2026, we effectuated the conversion, pursuant to which we converted from a Delaware corporation to a Nevada corporation (see Note 3 — Basis of Presentation – Conversion). After the conversion, the Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001 per share.

Post conversion, holders of the common stock are entitled to one vote per share. In addition, holders of the common stock will be entitled to receive pro-rata dividends, if any, declared by our board of directors out of legally available funds. Under the Certificate of Designation governing the Series A Preferred Stock, the payment of any dividend or distribution to holders of the Company’s common stock constitutes a “Fundamental Transaction” and may not be consummated without the prior written consent of the holders of all outstanding shares of Series A Preferred Stock (the “Required Holders”), which consent may be granted or withheld in the Required Holders’ sole and absolute discretion. Upon liquidation, dissolution or winding-up, the holders of the common stock are entitled to share ratably in all assets that are legally available for distribution. Holders of the common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of our board of directors and issued in the future.

At December 31, 2025, there were 9,197,508 shares of common stock outstanding prior to the conversion, and 15,000,000 shares of common stock outstanding after the conversion. All shares of the Company’s common stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the conversion had been effected prior to all periods presented.

On June 30, 2026, 450,000 shares of common stock were issued for services pursuant to that certain financial advisory and investment banking services letter of engagement, dated as of February 12, 2026 (the “Maxim Letter Agreement”), by and between the Company and Maxim Group LLC (“Maxim”), which vest over the requisite service period (see Note 9).

On June 30, 2026, the Company entered into an Exchange Agreement with the Parent (the “Exchange Agreement”), pursuant to which it issued 18,000.018 shares of Series A Preferred Stock to the Parent in exchange for 2,500,000 shares of common stock held by the Parent prior to such exchange. The exchange is treated as a repurchase of common stock, with any difference between the initial carrying amount of the Series A Preferred Stock issued and the recorded amount of the common stock reacquired recognized within additional paid-in capital. The shares of common stock exchanged in accordance with the foregoing were cancelled on repurchase (see Note 14).

On June 30, 2026, the Company issued 1,438,000 shares of common stock to Streeterville as pre-delivery shares under the Preferred Purchase Agreement for a purchase price of $1,438, as further discussed below in Note 7. Pursuant to the Preferred Purchase Agreement, the Company has the right, at any time after the six month anniversary of the Subsequent Registration Statement (as defined in the Preferred Purchase Agreement) being declared effective by the SEC, to repurchase the pre-delivery shares upon a written request delivered to Streeterville at a purchase price of $0.001 for each such pre-delivery share (as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions), which, upon receipt of such written request, will be delivered by Streeterville within thirty trading days of such date.

At June 30, 2026, there were 14,388,000 shares of common stock outstanding.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 — Preferred Stock

Prior to the conversion, the Company was authorized to issue up to 400,000 shares of $0.001 par value preferred stock, ranking senior to common stock, with the following terms:

●	Liquidation preference: Holders received, ahead of common stockholders, the greater of (a) original issue price plus declared but unpaid dividends, or (b) the amount payable on an as-converted-to-common basis.

●	Voting: Votes on an as-converted basis, with fractional votes rounded to the nearest whole number.

●	Conversion: Convertible anytime at the holder’s option into common stock at the applicable conversion price, at no additional cost.

●	Dividends: Accrued at 8% of original issue price annually, but payable only if and when declared by the board of directors (non-mandatory).

No preferred stock was issued or outstanding as of December 31, 2025.

Effective March 31, 2026, the Company converted from a Delaware to a Nevada corporation (See Note 3). Post-conversion, the authorized preferred stock increased to 5,000,000 shares of $0.001 par value, with the board of directors empowered to set terms for future series (rights, preferences, dividends, voting, conversion, etc.) without stockholder approval.

On June 30, 2026, under the Exchange Agreement, the Company issued 18,000.018 shares of Series A Preferred Stock to its Parent in exchange for 2,500,000 shares of common stock previously held by the Parent (See Notes 7 and 14).

As of June 30, 2026, 18,000.018 shares of Series A Preferred Stock were outstanding.

Series A Preferred Stock

On June 30, 2026, the Company filed a Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock with Nevada’s Secretary of State (the “Certificate of Designation”), designating 100,000 shares of “blank check” preferred stock as Series A Preferred Stock, with the following rights and preferences:

Stated Value. Each share of Series A Preferred Stock shall have a stated value of $1,111.11 (the “Stated Value”); provided that upon the occurrence of a Trigger Event (as defined in the Certificate of Designation), the Stated Value will automatically increase by five percent (5%), and upon the occurrence of an Event of Default (as defined in the Certificate of Designation), the Stated Value will automatically increase by ten percent (10%).

Ranking. The Series A Preferred Stock will rank senior to all other capital stock, including common stock, as to dividends, distributions and liquidation. The Company cannot issue senior or pari passu rank to the Series A Preferred Stock without the consent of all holders of Series A Preferred Stock.

Preferred Returns. Each share of Series A Preferred Stock accrues a preferred return at 10% per annum on its Stated Value (15% after an Event of Default), compounding daily, payable quarterly in cash or additional shares of Series A Preferred Stock, at the Company’s discretion (the “Preferred Return”).

Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, each share of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of junior securities, an amount per share of Series A Preferred Stock equal to the Stated Value at such time plus any accrued and unpaid Preferred Return before junior securities are paid; if assets are insufficient, the holders share ratably in any distribution.

Voting Rights. The holders of the Series A Preferred Stock have no voting rights, but the prior written consent of the holders of the Series A Preferred Stock holding a majority of the Series A Preferred Stock then issued and outstanding is required to amend or repeal the Certificate of Designation.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 — Preferred Stock (cont.)

Conversion Rights. Each share of Series A Preferred Stock will be convertible at any time at the option of the holder into a number of shares of common stock determined by dividing the Stated Value of the shares being converted by a fixed conversion price of $8.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events); provided, however, that following a Trigger Event or Event of Default, the conversion price will be adjusted to the lower of $8.00 or 88% of the lowest daily volume-weighted average price (“VWAP”) of our common stock reported on Nasdaq during the ten (10) trading day period prior to the applicable measurement date, subject to a floor price of $4.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) (the “Floor Price”). We will not effect any conversion, and a holder will not have the right to convert, shares of Series A Preferred Stock to the extent that, after giving effect to the conversion, the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of the shares of common stock upon conversion.

Redemption Rights. The Company may redeem the Series A Preferred Stock at 110% of the Stated Value plus accrued and unpaid Preferred Returns at its discretion. Upon an Event of Default (such as a covenant breach, non-payment of principal, interest, fees or other amounts to the holders of Series A Preferred Stock past a 5-day cure period, or bankruptcy/insolvency), any holder of Series A Preferred Stock may force us to redeem the shares of Series A Preferred Stock held by such holder for a price equal to the Stated Value of all such shares of Series A Preferred Stock, plus any accrued and unpaid Preferred Returns and any and all other amounts due and payable to the applicable holder of Series A Preferred Stock in accordance with the Certificate of Designation.

For so long as any shares of Series A Preferred Stock remain outstanding, the Certificate of Designation requires the Company to obtain the written consent of all of the holders of Series A Preferred Stock for certain corporate actions, including issuing new shares of Series A Preferred Stock, changing authorized share counts, making a Restricted Issuance (as defined in the Certificate of Designation), which generally includes incurring debt outside the ordinary course or issuing equity or convertible securities, asset pledges/dispositions, reverse stock splits (except for Nasdaq compliance purposes), issuing other preferred stock, or effectuating a Fundamental Transaction (as defined in the Certificate of Designation). The Company also cannot restrict its ability to enter into variable rate transactions or issue securities to the holders of Series A Preferred Stock or their affiliates. Fundamental Transactions are subject to the additional requirement that, for so long as any person or group beneficially owns more than 50% of the Company’s voting power (a “Controlling Stockholder”), the transaction must also be approved by a majority of the Disinterested Directors (as defined in the Certificate of Designation).

The Series A Preferred Stock is not mandatorily redeemable and does not meet any other criteria under ASC 480 to be classified as liability. The Company evaluated the features of the Series A Preferred Stock and classified the Series A Preferred Stock as permanent equity because the Series A Preferred Stock is not contingently redeemable on occurrence of an event outside the Company’s control.

Series A Preferred Stock Financing

On June 30, 2026, we entered into a securities purchase agreement (the “Preferred Purchase Agreement”) with Streeterville, pursuant to which we agreed to offer and sell to Streeterville (i) up to $40,000,000 (the “Commitment Amount”) in shares of Series A Preferred Stock, at a purchase price of $1,000 per Series A Preferred Stock; (ii) 1,438,000 shares of common stock (the “Pre-Delivery Shares”) (see Note 7); and (iii) a warrant (the “Warrant”) to purchase 1,250,000 shares of common stock at a purchase price of $1,250, which Warrant has an exercise price of $8.00 per share (see Note 10).

The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred at the time we entered into such agreement on June 30, 2026, we issued the Pre-Delivery Shares to Streeterville for a purchase price of $1,438 and the Warrants for a purchase price of $1,250. At the second closing, which occurred on July 30, 2026, we issued 8,000 shares of Series A Preferred Stock to Streeterville for a purchase price of $8,000,000. The second closing was subject to certain conditions, including, among others: (i) the receipt of stockholder approval, which we received on June 30, 2026, (ii) the completion of our direct listing and occurrence of a Listing Date, which direct listing was completed on July 30, 2026, (iii) that the Registration Statement was declared effective by the SEC, and (iv) certain other administrative closing conditions, including, but not limited to, (a) the filing of a Certificate of Designation for the Series A Preferred Stock, which certificate was filed on June 30, 2026, (b) the delivery of an officer’s certificate, (c) the execution and delivery of lock-up agreements, and (d) the delivery of the Second Closing Purchase Price (as defined in the Preferred Purchase Agreement).

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 — Preferred Stock (cont.)

The 8,000 shares of Series A Preferred Stock will initially be convertible into approximately 1,111,110 shares of common stock assuming conversion at the Fixed Price and that no Trigger Event or Event of Default has occurred.

At any time and from time to time following the second closing and ending on the earlier of (i) three years thereafter and (ii) the date we have sold $40,000,000 in shares of Series A Preferred Stock thereunder, we may request that Streeterville purchase additional shares of Series A Preferred Stock, at a purchase price of $1,000 per Series A Preferred Stock, in an amount of no more than the Maximum Purchase Amount and no less than $100,000 by providing a written notice of such request to Streeterville. “Maximum Purchase Amount” means $8,000,000 less the total Stated Value of all outstanding shares of Series A Preferred Stock plus accrued but unpaid interest held by Streeterville as of the applicable measurement date (the “Series A Preferred Stock Outstanding Balance”). Accordingly, we could issue up to 40,000 shares of Series A Preferred Stock under the Preferred Purchase Agreement, which would be convertible into an aggregate of 5,555,550 shares of common stock assuming conversion at the Fixed Price and that no Trigger Event or Event of Default has occurred. However, Streeterville’s obligation to fund for the purchase of additional Series A Preferred Stock is not solely at our discretion. Each additional purchase is subject to a number of conditions, including that our market capitalization is at least $20,000,000 and both our 20-day and 60-day median and average daily trading volumes are at least $250,000 at the time of any request for a subsequent purchase of Series A Preferred Stock. Additional requirements include compliance with continued listing standards and an effective registration statement for the resale of shares issuable pursuant to the Preferred Purchase Agreement. If we fail to meet any of these conditions at the time of a request, Streeterville may decline to provide the requested funds. As a result, there is no assurance that we will be able to access the full $40,000,000 or any specific amount under the Preferred Purchase Agreement, and our ability to request subsequent funding thereunder may be limited by market conditions, our performance, or other factors outside our control.

Notwithstanding anything to the contrary contained in the Preferred Purchase Agreement, the Certificate of Designation or the Warrant, the Preferred Purchase Agreement provides that the total cumulative number of shares of common stock issued to Streeterville pursuant to conversion of the Series A Preferred Stock and exercises of the Warrant, together with all other issuances under the Preferred Purchase Agreement, may not exceed the requirements of Nasdaq Rule 5635(d) (the “Exchange Cap”), except that such limitation will not apply following stockholder approval or if otherwise inapplicable. On June 30, 2026, we received stockholder approval for the transactions contemplated by the Preferred Purchase Agreement, including the issuance of all securities thereunder, including (i) the shares of Series A Preferred Stock that have been or may be issued covering the full Commitment Amount (the “Commitment Shares”), (ii) the shares of common stock issuable upon conversion of the Series A Preferred Stock constituting the entire Commitment Amount (the “Conversion Shares”), (iii) the Pre-Delivery Shares, (iv) the shares of common stock that may be issued upon exercise of the Warrants and Note Warrants, and (v) the shares of common stock that may be issued upon conversion of the Streeterville March 2026 Convertible Note, in each case if in excess of the Exchange Cap.

In addition, within twenty (20) days of the Listing Date, we agreed to file the Subsequent Registration Statement to register a sufficient number of shares of common stock for the resale of the Conversion Shares. We agreed to use commercially reasonable efforts to cause the Subsequent Registration Statement to be declared effective by the SEC within sixty (60) days of the Listing Date. If the Subsequent Registration Statement has not been declared effective by such date, then we agreed to pay a cash fee to Streeterville equal to one percent (1%) of the Series A Preferred Stock Outstanding Balance on such sixtieth (60th) day and continue to pay in cash a fee equal to one percent (1%) of the Series A Preferred Stock Outstanding Balance for each thirty (30) days that the Subsequent Registration Statement is not declared effective until the date that is six (6) months from the Listing Date.

Further, the Preferred Purchase Agreement provides that Streeterville has the option, but not an obligation, to purchase up to $4,000,000 in additional Series A Preferred Stock in tranches of at least $100,000 for 3 years following the second closing contemplated under the Preferred Purchase Agreement, or until Streeterville no longer holds any Series A Preferred Stock. Additionally, Streeterville has a participation right in future debt or equity financings of up to 10% of the amount sold, on the same terms offered to other investors, exercisable within 5 trading days’ of notice.

On July 30, 2026, the Company completed the second closing contemplated under the Preferred Purchase Agreement in connection with our direct listing on Nasdaq. At the second closing, the Company issued and sold to Streeterville 8,000 shares of Series A Preferred Stock for an aggregate purchase price of $8,000,000, before deducting transaction expenses.

The Company also entered into a Letter Agreement with the Parent (the “Letter Agreement”), pursuant to which, for so long as the Parent remains a Controlling Stockholder, it will not take certain corporate actions with respect to the Series A Preferred Stock, and under which the Parent waived the occurrence of certain events under the Certificate of Designation governing the rights of the Series A Preferred Stock. See Note 17.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 — Stock Award Plans and Share-Based Compensation

In 2016, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan provides for the granting of incentive stock options, NQSOs (as defined in the 2016 Plan), stock grants and other share-based awards to employees, officers, directors and consultants of the Company. Incentive stock options granted under the option plan are granted at exercise prices not less than 100% of the estimated fair market value of the underlying common stock at date of grant. The exercise price per share for incentive stock options may not be less than 110% of the estimated fair value of the underlying common stock on the grant date for any individual possessing more that 10% of the total outstanding common stock of the Company. Options granted under the 2016 Plan vest over periods ranging from immediately to four years and are exercisable over periods not exceeding ten years.

The aggregate number of shares that may be awarded under the 2016 Plan as of June 30, 2026 is 94,591. As of June 30, 2026, 20,881 stock options were granted to employees and consultants of the Company, and 73,710 options were available for future grant under the 2016 Plan. The 20,881 of stock options were granted in December 2016 with a four-year vesting period and are exercisable for a period of 10 years from the grant date. The Company does not intend to grant any additional securities under the 2016 Plan.

Employee Stock Options

During the six months ended June 30, 2026 and 2025, there were no stock options granted under the 2016 Plan and there was no share-based compensation cost recognized during either period.

As of June 30, 2026, 20,881 of stock options were vested, exercisable and outstanding, and the fair value of non-vested options was $0 as all stock options had vested in prior years.

2026 Equity Incentive Plan

In 2026 the Company adopted the 2026 Equity Incentive Plan (“2026 Plan”). The 2026 Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to employees, directors, and consultants of the Company. Incentive stock options granted under the option plan are granted at exercise prices not less than 100% of the estimated fair market value of the underlying common stock at date of grant. The exercise price per share for incentive stock options may not be less than 110% of the estimated fair value of the underlying common stock on the grant date for any individual possessing more than 10% of the total outstanding common stock of the Company. Stock options are exercisable over periods not exceeding 10 years or not exceeding 5 years for a participant that at the time the option is granted owns stock of the Company representing more than 10% of the total combined voting power of all classes of stock. At the time a stock option is granted, the administrator will fix the period within which the option may be exercised and will determine any conditions that must be satisfied before the option may be exercised.

The aggregate number of awards that can be granted under the plan as of June 30, 2026, is 1,500,000. The number of authorized shares available for issuance under the 2026 Plan will be increased annually on the first day of each fiscal year beginning with the 2027 fiscal year and ending on (and including) the 2036 fiscal year, in an amount equal to the lesser of (i) 10% of the total number of shares common stock issued and outstanding on the last day of the immediately preceding fiscal year, but in no event less than 1,000,000 shares of common stock; or (ii) such number of shares of common stock determined by the administrator of the 2026 Plan no later than the last day of the immediately preceding fiscal year. As of June 30, 2026, the 2026 Plan had no outstanding grants, with 1,500,000 shares still available for future issuance.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 — Stock Award Plans and Share-Based Compensation (cont.)

Share-Based Compensation to Maxim

On February 21, 2026, the Company entered into the Maxim Letter Agreement with Maxim, pursuant to which the Company agreed to issue 450,000 shares of its common stock to Maxim in exchange for advisory services related to the Company’s strategic planning, capital raising activities and proposed public listing transaction. These shares of common stock were issued on June 30, 2026.

If the direct listing of the Company has not occurred before the termination of the Maxim Letter Agreement, the Company has an option to repurchase 80% of the common stock issued to Maxim for an aggregate price of $1,000 for a period of 6 months from the effective date of termination. Because the Company completed its direct listing on Nasdaq on July 30, 2026, prior to termination of the agreement, this repurchase option did not become exercisable, and the shares issued to Maxim are not subject to repurchase.

The grant date of the share-based payment was determined to be April 1, 2026, which is the date on which the grantee began providing substantive services under the Maxim Letter Agreement.

If the Company terminates the Maxim Letter Agreement for cause, and such termination becomes effective within six months of the execution of such agreement, Maxim is required to return the pro rata number of shares of the common stock issued as described above. This return requirement effectively functions as a forfeiture provision, requiring the grantee to provide services through the end of the six-month period following execution of the Maxim Letter Agreement, with no other conditions required to be satisfied for the shares to vest.

As such, the award was accounted for as an equity-classified non-employee share-based payment award under ASC 718, “Compensation – Stock Compensation.” The award consists of 450,000 shares of common stock that are subject solely to a service condition, as described above.

The Company measures non-employee share-based compensation awards based on the grant-date fair value of the underlying common stock, which was determined to be $8.00 per share based on recent arm’s-length transactions with unrelated parties. Because the award is equity classified, this grant-date fair value is not subsequently remeasured.

Total grant-date fair value of the award was approximately $3,600,000. Compensation expense related to the service-based portion of the award is recognized ratably over the vesting period as services are rendered.

For the three months and six months ended June 30, 2026, the Company recognized $2,444,776 of share-based compensation expense, which represents the grant date fair value of 305,597 shares of common stock, out of the 450,000 issued, that vested as of June 30, 2026. As of June 30, 2026, 144,403 shares of common stock, out of the 450,000 issued, remain unvested with an unrecognized compensation cost of $1,155,224. This amount is expected to be recognized over a weighted-average remaining recognition period of approximately 0.12 years, or 43 days.

Share-based compensation expense was recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 10 — Warrants

Streeterville March 2026 Convertible Note Warrants

In connection with the issuance of the Streeterville March 2026 Convertible Note, the Company issued the Note Warrants to Streeterville to purchase up to 250,000 shares of the Company’s common stock. The Note Warrants were issued pursuant to the Securities Purchase Agreement dated March 31, 2026. The Note Warrants are exercisable, in whole or in part, at any time from the initial listing date through the expiration date, which is five years from the initial listing date. The exercise price of the Note Warrants is $6.80 per share, subject to adjustment in accordance with the terms of the Note Warrants.

The Note Warrants may be exercised for cash, at the holder’s election, and the Company is required to deliver the underlying shares promptly upon exercise. The Note Warrants include customary provisions providing for adjustments to the number of shares issuable and the exercise price in the event of stock splits, stock dividends, combinations, reclassifications, or similar events. The Note Warrants also contain a beneficial ownership limitation that restricts the holder from exercising the Note Warrants to the extent that such exercise would result in the holder and its affiliates owning more than 9.99% of the Company’s outstanding common stock.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 — Warrants (cont.)

The Note Warrants are transferable, subject to compliance with applicable securities laws and the terms of the warrant agreement. The Note Warrants do not provide the holder with any rights as a stockholder of the Company until such Note Warrants are exercised.

At any time following the date that is one (1) year from the Listing Date, Company may terminate the Note Warrants by providing ten (10) days’ prior written notice of termination to Streeterville. During such ten (10) days’ notice period, Streeterville may exercise all or any portion of the Note Warrants.

The Company evaluated the Note Warrants in accordance with ASC 480 and ASC 815 including the provisions of ASC 815-40 related to contracts indexed to and potentially settled in an entity’s own stock. In performing this evaluation, the Company considered whether the Note Warrants are freestanding instruments, whether they are indexed to the Company’s own stock, whether settlement is required to be in shares rather than cash, and whether any provisions could require net cash settlement under circumstances outside the Company’s control.

Based on this assessment, the Company concluded that the Note Warrants meet all of the criteria for equity classification under ASC 815-40 because they are indexed to the Company’s own stock and require physical settlement in a fixed number of shares, with no provisions that could require net cash settlement. Accordingly, the Note Warrants were classified as equity and are not subject to subsequent remeasurement.

At issuance, the Note Warrants were measured at their fair value of $585,402, which was determined using a Black-Scholes option pricing model. The fair value of the Note Warrants was recorded within additional paid-in capital in the Company’s condensed consolidated balance sheet and was recognized as part of the consideration transferred in the debt extinguishment transaction.

The fair value measurement of the Note Warrants is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The key assumptions used in the fair valuation of the Note Warrants as of the issuance date, March 31, 2026, were as follows:

March 31, 2026 (Issuance Date)
Time period from issue date to listing date	0.25 years
Expected term	5 years
Equity volatility	44.53%
Risk-free rate	3.85%

The fair value measurement is subject to estimation uncertainty, as it is sensitive to changes in the discount rate and the timing of the expected listing.

During the six months ended June 30, 2026, no Note Warrants were exercised. As of June 30, 2026 and December 31, 2025, there were 250,000 and 0 Note Warrants outstanding, respectively.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 — Warrants (cont.)

Preferred Purchase Agreement Warrants

On June 30, 2026, we entered into the Preferred Purchase Agreement with Streeterville, pursuant to which we agreed to offer and sell to Streeterville (i) up to $40,000,000 in shares of newly designated Series A Preferred Stock, at a purchase price of $1,000 per Series A Preferred Stock; (ii) 1,438,000 shares of common stock; and (iii) a Warrant to purchase 1,250,000 shares of common stock at a purchase price of $1,250. The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred at the time we entered into such agreement on June 30, 2026, we issued the Pre-Delivery Shares to Streeterville for a purchase price of $1,438 and the Warrant for a purchase price of $1,250.

the Warrants may be exercised at any time on or after the Listing Date and until the last calendar day of the month in which the five-year anniversary thereof occurs at an exercise price equal to $8.00 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions). The Warrants are exercisable for 1,250,000 shares of common stock. Notwithstanding the foregoing, the Warrant also contains a beneficial ownership limitation which provides that we will not effect any exercise, and Streeterville will not have the right to exercise, any portion of the Warrant to the extent that, after giving effect to the exercise, Streeterville (together with Streeterville’s affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares upon such exercise. At any time following the date that is one year from the Listing Date, the Company may terminate the Warrants by providing ten days prior written notice of termination to Streeterville. For the avoidance of doubt, during such 10-day notice period, Streeterville may exercise all or any portion of the Warrants.

The Company evaluated the Warrants issued pursuant to the Preferred Purchase Agreement in accordance with ASC 480 and ASC 815, including the provisions of ASC 815-40 related to contracts indexed to and potentially settled in an entity’s own stock. In performing this evaluation, the Company considered whether the Warrant is a freestanding instrument, whether it is indexed to the Company’s own stock, whether settlement is required to be in shares rather than cash, and whether any provisions could require net cash settlement under circumstances outside the Company’s control. Based on this assessment, the Company concluded that the Warrant meets all of the criteria for equity classification under ASC 815-40 because it is indexed to the Company’s own stock and require physical settlement in a fixed number of shares, with no provisions that could require net cash settlement. Accordingly, the Warrant was classified as equity and is not subject to subsequent remeasurement. The fair value of the Warrant was recorded within additional paid-in capital in the Company’s condensed consolidated balance sheet.

During the six months ended June 30, 2026, no Warrants were exercised. As of June 30, 2026 and December 31, 2025, there were 1,250,000 and 0 Warrants outstanding, respectively.

Note 11 — Income Taxes

The components of (loss)/income before income taxes were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

United States	$(3,193,922)	$(179,553)	$(3,681,370)	$(372,822)
Ireland	(131,491)	181,362	(348,975)	227,856
(Loss)/Income before income taxes	$(3,325,413)	$1,809	$(4,030,345)	$(144,966)

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 — Income Taxes (cont.)

No income tax expense was recorded for the three and six months ended June 30, 2026 and 2025. The Company’s U.S. operations incurred losses during the period, and a full valuation allowance has been recorded against its deferred tax assets. In Ireland, no income tax expense was recognized during the three and six months ended June 30, 2025, as available net operating loss carryforwards offset any taxable income, and the jurisdiction generated tax losses during the current periods. The Company had no uncertain tax positions as of June 30, 2026 and 2025.

Note 12 — Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits of $250,000. Cash is also maintained at foreign financial institutions for its Ireland subsidiary. Cash in foreign financial institutions as of June 30, 2026 and December 31, 2025, was approximately $181 and $21,268, respectively. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The Company did not have any customers that accounted for at least 10% of revenues during the three or six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, Accounts receivable was immaterial and therefore there were no material concentrations.

As of June 30, 2026, four vendors represented approximately 29%, 21%, 14% and 14% of total gross accounts payable. Purchases from these vendors during the six months ended June 30, 2026, were $200,210, $177,058, $106,891 and $17,885, respectively. As of December 31, 2025, three vendors represented approximately 45%, 14% and 5% of total gross accounts payable. Purchases from these vendors during the six months ended June 30, 2025, were $24,433, $58,574 and $0, respectively.

For the six months ended June 30, 2026, two vendors represented approximately 28% and 20% of total purchases. For the six months ended June 30, 2025, three vendors represented approximately 14%, 12% and 11% of total purchases.

Note 13 — Segments

Under Topic 280, an operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the Chief Operating Decision Maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The Company operates as one operating segment. The Company’s Chief Executive Officer (“CEO”), as the Company’s CODM, manages and allocates resources to the operations of the Company on a consolidated basis. This enables the Company’s CEO to assess the overall level of available resources and determine how best to deploy these resources across service lines in line with the Company’s long-term company-wide strategic goals.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 — Segments (cont.)

The CODM considers the Company’s net (loss)/income, expenses and the components of total assets to assess the segment’s performance and make resource allocation decisions for the Company’s single segment which is consistent with that presented within these condensed consolidated financial statements. As the Company’s operations are comprised of a single reporting segment, the Company’s segment assets are reflected on the accompanying Consolidated Balance sheet as “total assets” and its significant segment expenses and net loss are listed on the accompanying Consolidated Statements of Operations and Comprehensive loss.

Note 14 — Related Party Transactions

Related Party Note Payable

On December 28, 2024, the Company issued the Grafiti Note to Grafiti LLC, for an aggregate principal sum of $2,500,000. On March 31, 2025, the Company entered into an amendment to the Grafiti Note to increase the aggregate principal of the Grafiti Note to $3,000,000 and extend its due date to December 31, 2025. The Company and Grafiti LLC executed an additional amendment to the Grafiti Note with an effective date of December 31, 2025, to extend the due date of the Grafiti Note to June 30, 2026. The Grafiti Note has an interest rate of 10% and is for funding of liabilities and working capital needs. On July 29, 2026, the Company entered into the Amendment with Grafiti LLC, which extended the maturity date of the Grafiti Note to July 31, 2027, with retroactive effect as of June 30, 2026, and adds repayment provisions (see Note 7).

During the year ended December 31, 2025, the Company received $1,007,000 under the promissory notes and repaid $104,883 of the principal under the notes, leaving a principal balance of $2,792,117 as of December 31, 2025, with the amount available under the note of $207,883 as of that date. On December 31, 2025, the Company paid the accrued interest payable balance of $326,572 and therefore there was no interest payable as of December 31, 2025.

During the six months ended June 30, 2026, the Company received $336,408 under the Grafiti Note and repaid $128,568 of the principal under the Grafiti Note, leaving a principal balance of $2,999,957 as of June 30, 2026, with the amount available under the Grafiti Note of $43 as of that date. Accrued interest on the Grafiti Note for the period from January 1, 2026 to March 31, 2026, amounting to $71,433, was paid on March 31, 2026. On June 30, 2026, the Company owed $72,387 of accrued interest payable under the Grafiti Note.

Related Party Advances

During the six months ended June 30, 2026, Grafiti LLC advanced $19,000 to the Company and during the year ended December 31, 2025, Grafiti LLC advanced $20,600 to the Company for working capital needs. These advances were not under a formal agreement or note. The balance owed to Grafiti LLC as of June 30, 2026 was $19,000. As of December 31, 2025, the Company had repaid all advances owed of $100,395 and accordingly the balance owed to Grafiti LLC as of December 31, 2025, was $0.

Share Transfer

On June 30, 2026, as a result of the Share Transfer, Grafiti LLC transferred and assigned all of the shares of common stock of the Company held by Grafiti LLC to its parent company, Grafiti Group. The Share Transfer did not involve any issuance, transfer or value of shares of common stock by the Company and therefore had no impact on the financial statements of the Company.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 — Related Party Transactions (cont.)

In connection with the Share Transfer, on June 30, 2026, the Company entered into an Exchange Agreement with its Parent (the “Exchange Agreement”), pursuant to which we issued 18,000.018 shares of Series A Preferred Stock to the Parent in exchange for 2,500,000 shares of our common stock held by the Parent at the time of such exchange (see Note 7). As of June 30, 2026, after the Share Transfer and entry into the Exchange Agreement, Grafiti Group is our majority owner and beneficially owns approximately 58% of our common stock. Grafiti Group is controlled by Nadir Ali, our former Chief Executive Officer and director, and general manager of Grafiti Group.

Note 15 — Commitments and Contingencies

Litigation

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

In November 2025, the Company received a notice with an invoice (the “Invoice”) from its manufacturer asserting a claim (the “Manufacturer Claim”) in the amount of $543,369 (the “Invoice Amount”) relating to amounts they claimed remained outstanding in connection with a previous order for Game Golf KZN devices and testing equipment made in May 2023 (the “Prior Order”) that had not been shipped to or received by the Company as of the date of such invoice. Specifically, the claim relates to certain product and material that the manufacturer alleged it was unable to store due to regulatory constraints applicable to the manufacturer’s operations. In December 2025, the Company responded to such Manufacturer Claim indicating that the Prior Order was made on “FOB” shipping terms and did not contain a delivery deadline, shipment schedule or other requirement to accept delivery at any time. The Company was not advised of such alleged regulatory constraints in advance and was not contractually obligated to accept delivery of the product within any specified time period. In addition, the Company was not obligated under the applicable arrangements to reimburse the manufacturer for raw materials, storage, or disposal-related costs associated with such product. The manufacturer has not provided additional substantiation or further correspondence regarding the matter since the Company’s response to such claim delivered to the manufacturer in December of 2025. Based on the foregoing, management concluded that the likelihood of a material loss is reasonably possible but not probable. In addition, while an unfavorable resolution of the matter could have an adverse effect on the Company’s financial position, results of operations or cash flows in a future period, because the Company disputes that it has any contractual obligation for the asserted costs, management determined that any potential loss or range of loss is not reasonably estimable as of the balance sheet date. The Company will continue to evaluate the matter if additional information becomes available. For the aforementioned matter, no accrual has been made because a loss is believed to be reasonably possible, but not probable or estimable.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 — Co-Marketing and Collaboration Agreement

On April 2, 2026, we entered into a Co-Marketing and Collaboration Agreement (the “Marketing Agreement”) with GolfSuites 1, Inc. (“GolfSuites”), a Delaware corporation that operates golf entertainment facilities. Under the Marketing Agreement, we appointed GolfSuites as a non-exclusive authorized reseller of our GameGolf KZN AI product within GolfSuites’ network of facilities and channels. GolfSuites committed to purchasing a minimum of approximately $105,000 in units per quarter for an initial four-quarter term (the “Quarterly Minimum”), with payment obligations commencing upon the delivery of the initial purchase order which shall occur no later than August 31, 2026 (the “Commencement Date”). GolfSuites is entitled to a reseller discount of our then-current suggested retail price, and has full discretion to set its own end-customer resale prices. In exchange for GolfSuites providing co-marketing services, including on-site promotion, digital and direct marketing, customer activation, and events across its facilities, we agreed to pay GolfSuites a total marketing fee of $500,000, payable in two installments: (i) $150,000 upon execution of the Marketing Agreement and (ii) $350,000 within five (5) business days of the completion of our direct listing.

The Marketing Agreement has an initial one-year term from the Commencement Date and renews on successive one-year terms by mutual written agreement, with either party able to terminate for convenience on thirty (30) days’ notice following the initial term, or immediately for cause upon material breach (subject to a 30-day cure period) or insolvency. The closing of the Marketing Agreement was conditioned upon the concurrent execution and effect of the Share Exchange Agreement (the “Share Exchange Agreement”) by and among GolfSuites, us and Grafiti, and our payment of the first marketing fee installment of $150,000. We entered into such Share Exchange Agreement, as further described below, and such marketing fee installment was paid, on April 3, 2026. Each party granted the other a limited, non-exclusive, royalty-free license to use its trademarks and brand assets solely in connection with approved co-marketing activities.

The $150,000 first marketing fee installment payment is included in the prepaid expenses and other current assets line of the condensed consolidated balance sheets. As the fee relates to marketing services to be provided over time, the fee will be expensed ratably over the period of performance. As of June 30, 2026, none of the marketing services had been provided and therefore the amount in prepaid expenses as of June 30, 2026, was $150,000.

On August 10, 2026, the Company received its initial purchase order from GolfSuites for 500 units of the Company’s GameGolf KZN AI product, representing the Quarterly Minimum number of units required to be purchased by GolfSuites under the Marketing Agreement.

Share Exchange Agreement

Concurrently with the execution of the Marketing Agreement described above, we entered into the Share Exchange Agreement dated April 2, 2026, by and among GolfSuites, Grafiti LLC and us. Pursuant to the Share Exchange Agreement, Grafiti agreed to sell and transfer 562,500 shares of our common stock to GolfSuites, and in exchange, GolfSuites agreed to issue to Grafiti a number of shares of its common stock, par value $0.00001 per share (the “GolfSuites Shares”), with an aggregate value equal to $4,500,000 (the “Target Value”), resulting in an initial issuance of 562,500 GolfSuites Shares to Grafiti on April 3, 2026.

Note 17 — Subsequent Events

The Company evaluated subsequent events and transactions through the date the condensed consolidated financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

The Company received further advances from Grafiti LLC of $96,671 during the period from July 1 through August 10, 2026, to fund working capital requirements. As of August 10, 2026, the balance owed to Grafiti LLC is $0 as the amount was repaid in full as of that date.

GAME YOUR GAME, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 — Subsequent Events (cont.)

No further advances were received by the Company under the Grafiti Note during the period from July 1 through August 10, 2026. A total repayment of $500,000 was made on August 3, 2026, comprising $97,387 in accrued interest and $402,613 in principal repayments. As of August 10, 2026, the balance owed under the note was $2,597,344 and the amount available for future loan under the note was $402,656.

Third Note Amendment and Waiver

On July 29, 2026, the Company entered into the Amendment with Grafiti LLC which extends the maturity date of the Grafiti Note to July 31, 2027, with retroactive effect as of June 30, 2026, and adds certain repayment limitation provisions (see Note 6).

Letter Agreement

On July 29, 2026, the Company entered into the Letter Agreement with the Parent, pursuant to which, with a retroactive effective date as of June 30, 2026, for so long as the Parent remains the Controlling Stockholder, the Parent agreed that it will not request or otherwise seek to cause the Company or its board of directors to effect a Corporation Optional Redemption (as defined in the Certificate of Designation) of the Series A Preferred Stock, or any other redemption thereunder, in each case without limiting the authority of the board of directors, consistent with its fiduciary duties, to independently determine whether to effect such a redemption. In addition, the Parent irrevocably waived, until the last day of the fiscal quarter in which the direct listing on Nasdaq occurs (the “Trigger Event Period”), the occurrence, effectiveness and application of a Trigger Event, including, among others, any resulting increase in the stated value of the Series A Preferred Stock or adjustment to the conversion price. The waiver applies only to events occurring during such Trigger Event Period, and following its expiration, the provisions governing Trigger Events under the Certificate of Designation will thereafter apply in accordance therewith; provided, however, that, upon the expiration of the Trigger Event Period, no event, circumstance or condition occurring during such period shall retroactively constitute a Trigger Event or result in any retroactive increase in the stated value of the Series A Preferred Stock, its conversion price or any other consequence or effect under the Certificate of Designation.

Preferred Purchase Agreement – Second Closing

In accordance with the terms of the Preferred Purchase Agreement between the Company and Streeterville, on July 30, 2026, the Company completed the second closing contemplated thereunder in connection with its direct listing on Nasdaq. At the second closing, the Company issued and sold to Streeterville 8,000 shares of Series A Preferred Stock for an aggregate purchase price of $8,000,000, before deducting transaction expenses (see Note 8).

Streeterville March 2026 Convertible Note Warrants

On July 30, 2026, Streeterville partially exercised the Note Warrants, in accordance with the terms thereof, to purchase 4,000 shares of common stock at a price per share of $6.80. As of August 10, 2026, Streeterville may purchase an additional 246,000 shares of common stock under the Note Warrants from time to time.

GolfSuites - Co-Marketing and Collaboration Agreement

In accordance with the terms of the Marketing Agreement with GolfSuites, the Company paid the second marketing fee installment of $350,000 on July 31, 2026. Additionally, on August 10, 2026, the Company received its initial purchase order from GolfSuites for 500 units of the Company’s GameGolf KZN AI product, representing the Quarterly Minimum number of units required to be purchased by GolfSuites under the Marketing Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Further, effective as of March 31, 2026, we completed the Conversion, pursuant to which we effectuated the conversion from a Delaware corporation to a Nevada corporation. As a result, all shares of the Company’s common stock, per-share data and related information included in the operating results discussed in this section and the financial statements and related notes thereto included elsewhere in this report have been retroactively adjusted as though the Conversion had been effected prior to all periods presented.

Overview

We develop and market an artificial intelligence-based sports performance tracking technology that is primarily focused on the golf industry. We are a sports technology company seeking to enhance the golf playing experience with tools that leverage the power of AI, precision shot tracking, and personalized feedback. Our solutions integrate advanced tracking with global positioning system (“GPS”) technology, smart sensors, and AI-based analytics to enhance player performance and enjoyment. With the GameGolf KZN AI shot tracker and AI powered GameGolf Smart Caddie, we are creating a unified, data-driven platform tailored to the needs of golfers worldwide.

Our products leverage advanced GPS shot tracking hardware, AI algorithms, and a smart coaching app to provide players with real-time insights, strategy recommendations, and personalized performance analytics. We are dedicated to changing the way golfers and instructors worldwide utilize data to enhance on course performance. By enabling golfers to make informed, data-driven decisions, we believe we help improve their skills and contribute to the overall growth of the sport. Our technology equips players of all levels with the tools to meticulously track their progress, from every shot to every round.

Over the last two years, we have concentrated our efforts on the development of our new generation GameGolf KZN AI devices, applications and infrastructure. We launched a beta version of the GameGolf KZN AI device in May 2025 to our legacy product user base, a limited release to a select group of golfers in August 2026, and expect to fully launch the GameGolf KZN AI device and associated iOS and Android mobile apps for general release on or around the end of the third quarter of 2026.

The sale proceeds from the sale of a GameGolf KZN AI device comprises two elements, proceeds from the sale of the hardware device and a subscription fee that allows customers to obtain access to our software platform and services. On the anniversary of the setup of the GameGolf KZN AI device by the customer, and subsequent anniversaries thereafter, the customer is charged a subscription fee for continued access to the Company’s platform, features and services. Up until 2023, we only generated revenue on the sale of the device and provided free access to our platform. The change to a subscription-based model increases customer lifetime value (“CLV”) and provides a recurring revenue stream, while enabling the Company to continuously deliver new features, data insights, and performance enhancements. The subscription offering includes access to the GameGolf App, GameGolf Smart Caddie functionality, and the broader GameGolf platform.

We generate revenue from the sale of the GameGolf KZN AI hardware device and from recurring annual subscription fees for continued access to the GameGolf App, GameGolf Smart Caddie and the GameGolf platform. Our products are currently sold directly to consumers via online platforms, and, in the future, we intend to expand our sales and marketing initiatives to grow our distribution network via strategic partnerships, influencer campaigns, and other direct-to-consumer initiatives.

Our path to profitability is focused on transitioning from predominantly one-time hardware sales to a recurring, higher-margin software and data-driven revenue model. We intend to monetize our installed base and proprietary dataset through subscriptions for advanced analytics and AI-enabled features, as well as through potential licensing and business-to-business partnerships with coaches, golf facilities, and industry participants. Over time, this strategy is expected to improve revenue predictability, expand gross margins, and enhance operating leverage as scale is achieved.

A core component of our long-term growth is to pursue strategic acquisitions, joint ventures, minority investments and other strategic transactions designed to expand our capabilities and platform, accelerate market penetration and enhance our data and technology capabilities. While we expect to evaluate opportunities within golf technology and performance analytics, our strategic mandate is not limited to a predefined category of businesses. We may also pursue transactions across the broader sports, entertainment, and experiential ecosystem where we believe we can create value through technology integration, data intelligence, brand leverage, or operational scale. We intend to remain opportunistic and flexible in evaluating transactions, and our acquisition criteria will focus on strategic fit, scalability, data enhancement potential, revenue quality, margin profile, and the ability to accelerate our long-term platform strategy.

We experienced a net loss of $3,325,413 and $4,030,345 for the three and six months ended June 30, 2026, respectively. We experienced net income of $1,809 and a net loss of $144,966 for the three and six months ended June 30, 2025, respectively. The Company has directed its resources over the past number of years to the development of its new hardware device, GameGolf KZN AI and the development of software applications. During that period revenues have been minimal. The Company cannot assure that it will ever earn future revenues sufficient to support its operations, or that it will ever be profitable. In order to continue our operations, we have historically supplemented the revenues we earned with loans received from our former parent company, Grafiti LLC, and Streeterville.

Recent Developments

Bridge Financing

On March 31, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”), with Streeterville, pursuant to which we agreed to offer and sell to Streeterville a secured convertible promissory note in the principal amount of $1,135,000 (the “Bridge Note”), and a warrant (the “Note Warrant”) to purchase 250,000 shares of common stock at an exercise price equal to $6.80 per share, for an aggregate purchase price of $500,000, which, in addition to the original issue discount described below, includes (i) $575,000 underlying that certain secured promissory note, issued to Streeterville on December 31, 2025 (the “First Note”), which was deemed cancelled as partial consideration for the issuance of the Bridge Note and Note Warrant and (ii) $35,000 to pay for Streeterville’s fees. The Bridge Note and the Note Warrant were issued on March 31, 2026. The Note Warrant may be exercised at any time on or after the Listing Date until the date that is five years from the Listing Date, unless terminated earlier by the Company at any time following one year from the Listing Date.

The Bridge Note carries an original issue discount of $100,000 and accrues interest at a rate of ten percent (10%) per annum with the principal amount and all accrued interest being due and payable on April 30, 2027. We may prepay the Bridge Note upon ten (10) trading days’ notice; provided that if such prepayment is made, then we must pay a prepayment penalty in an amount equal to 110% of the amount being prepaid.

Upon an event of default, the interest rate shall increase to eighteen percent (18%) per annum or the maximum rate permitted under applicable law. In addition, the Bridge Note contains certain triggering events that would increase the outstanding balance. Upon the occurrence of a Major Triggering Event (as defined in the Bridge Note), the outstanding balance would increase by an amount equal to fifteen percent (15%) of the then outstanding balance, and upon the occurrence of a Minor Triggering Event (as defined in the Bridge Note), the outstanding balance would increase by an amount equal to five percent (5%) of the then outstanding balance.

At any time commencing on the Listing Date, Streeterville may, at its election, convert all or any portion of the outstanding balance of the Bridge Note, which includes the principal amount under the Bridge Note and any accrued interest thereunder, into shares of common stock at a conversion price equal to $6.80 per share (“Note Conversion Price”). Assuming that the Bridge Note is converted on March 31, 2027, at the Note Conversion Price, the Bridge Note will be convertible into up to 184,730 shares of common stock including principal and accrued interest as of such date (the “Note Shares”).

Series A Preferred Stock Financing

On June 30, 2026, we entered into another securities purchase agreement (the “Preferred Purchase Agreement”) with Streeterville, pursuant to which we agreed to offer and sell to Streeterville (i) up to $40,000,000 (the “Commitment Amount”) in shares of Series A Preferred Stock, at a purchase price of $1,000 per Series A Preferred Stock; (ii) 1,438,000 shares of common stock (the “Pre-Delivery Shares”); and (iii) a warrant (the “Warrant”) to purchase 1,250,000 shares of common stock at a purchase price of $1,250, which Warrants may be exercised at any time after the Listing Date at an exercise price of $8.00 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions). The terms of the Series A Preferred Stock are governed by the certificate of designation filed with the Nevada Secretary of State on June 30, 2026 (the “Certificate of Designation”) (see Note 8 – Preferred Stock for additional information on the transactions contemplated under the Preferred Purchase Agreement).

The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred at the time we entered into such agreement, we issued the Pre-Delivery Shares to Streeterville for a purchase price of $1,438 and the Warrants for a purchase price of $1,250. At the second closing, which occurred on the Listing Date, we issued 8,000 shares of Series A Preferred Stock to Streeterville for a purchase price of $8,000,000.

The Series A Preferred Stock is convertible at any time into shares of common stock at a conversion price equal to: (i) $8.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) (the “Fixed Price”), prior to the occurrence of a Trigger Event or Event of Default, and (ii) following the occurrence of a Trigger Event or Event of Default, the lesser of (A) the Fixed Price, and (B) 88% multiplied by the lowest daily VWAP during the ten (10) trading day period prior to the applicable measurement date, but in no event lower than the Floor Price of $4.00.

Pursuant to the Preferred Purchase Agreement, we shall have the right, at any time after the six (6) month anniversary of the Subsequent Registration Statement being declared effective by the SEC, to repurchase the Pre-Delivery Shares upon a written request delivered to Streeterville at a purchase price of $0.001 for each such Pre-Delivery Share (as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions), which, upon receipt of such written request, will be delivered by Streeterville within thirty (30) trading days of such date.

On July 30, 2026, the Company completed the second closing contemplated under the Preferred Purchase Agreement in connection with the Direct Listing. At the second closing, the Company issued and sold to Streeterville 8,000 shares of Series A Preferred Stock for an aggregate purchase price of $8,000,000, before deducting transaction expenses.

GolfSuites Co-Marketing and Collaboration Agreement

On April 2, 2026, we entered into a Co-Marketing and Collaboration Agreement (the “Marketing Agreement”) with GolfSuites 1, Inc. (“GolfSuites”), a Delaware corporation that operates golf entertainment facilities. Under the Marketing Agreement, we appointed GolfSuites as a non-exclusive authorized reseller of our GameGolf KZN AI product within GolfSuites’ network of facilities and channels. GolfSuites committed to purchasing a minimum of approximately $105,000 in units per quarter for an initial four-quarter term, with payment obligations commencing upon the delivery of the initial purchase order which shall occur no later than August 31, 2026 (the “Commencement Date”). GolfSuites is entitled to a reseller discount of our then-current suggested retail price, and has full discretion to set its own end-customer resale prices. In exchange for GolfSuites providing co-marketing services, including on-site promotion, digital and direct marketing, customer activation, and events across its facilities, we agreed to pay GolfSuites a total marketing fee of $500,000, payable in two installments: (i) $150,000 upon execution of the Marketing Agreement and (ii) $350,000 within five (5) business days of the completion of our direct listing.

The Marketing Agreement has an initial one-year term from the Commencement Date and renews on successive one-year terms by mutual written agreement, with either party able to terminate for convenience on thirty (30) days’ notice following the initial term, or immediately for cause upon material breach (subject to a 30-day cure period) or insolvency. The closing of the Marketing Agreement is conditioned upon the concurrent execution and effect of the Share Exchange Agreement (the “Share Exchange Agreement”) by and among GolfSuites, us and Grafiti, and our payment of the first marketing fee installment of $150,000. We entered into such Share Exchange Agreement, as further described below, and such marketing fee installment was paid, on April 3, 2026. Each party granted the other a limited, non-exclusive, royalty-free license to use its trademarks and brand assets solely in connection with approved co-marketing activities.

On August 10, 2026, we received the initial purchase order from GolfSuites for 500 units of our GameGolf KZN AI product, representing the Quarterly Minimum number of units required to be purchased by GolfSuites under the Marketing Agreement.

Exchange Agreement

On June 30, 2026, we entered into an Exchange Agreement (the “Exchange Agreement”) with Grafiti Group (the “Majority Holder”), pursuant to which we issued 18,000.018 shares of Series A Preferred Stock to the Majority Holder in exchange for 2,500,000 shares of our common stock held by the Majority Holder (the “Exchange”).

Related Party Note Payable

On December 28, 2024, we issued the Grafiti Note to Grafiti LLC, for an aggregate principal sum of $2,500,000. On March 31, 2025, we entered into an Amendment Agreement with Grafiti LLC to increase the aggregate principal of the promissory note to $3,000,000 and extend the due date to December 31, 2025. Subsequently, we and Grafiti LLC executed an additional amendment with an effective date of December 31, 2025, to extend the due date of the promissory note to June 30, 2026. On July 29, 2026, we entered into the Amendment with Grafiti LLC, which extends the maturity date of the Grafiti Note to July 31, 2027, with retroactive effect as of June 30, 2026, and adds repayment provisions. The Grafiti Note has an interest rate of 10% and is for funding of liabilities and working capital needs.

During the year ended December 31, 2025, we received $1,007,000 under the Grafiti Note and repaid $104,883 of the principal under such note, leaving a principal balance of $2,792,117 as of December 31, 2025, with the amount available under the Grafiti Note of $207,883 as of that date. On December 31, 2025, we paid the accrued interest payable balance of $326,572 and therefore there was no interest payable as of December 31, 2025.

During the six months ended June 30, 2026, we received $336,408 under the Grafiti Note and repaid $128,568 of the principal under such note, leaving a principal balance under the Grafiti Note of $2,999,957 as of June 30, 2026, with the amount available under such note of $43 as of that date. On June 30, 2026, we owed $72,387 of accrued interest payable under such note.

We received no further advances under the Grafiti Note during the period from July 1 through August 10, 2026. A total repayment of the Grafiti Note for an amount equal to $500,000 was made on August 3, 2026, comprising $97,387 in accrued interest and $402,613 in principal repayments. As of August 10, 2026, the balance owed under the Grafiti Note was $2,597,344 and the amount available for future loan under such note was $402,656.

Critical Accounting Policies and Significant Management Estimates

Our financial statements are prepared in accordance with GAAP. Our discussion and analysis of its financial condition and operating results require us to make judgments, assumptions and estimates that affect the amounts reported. We base our estimates on historical experience, current trends, and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Registration Statement. For a discussion of our critical accounting policies and estimates, please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Registration Statement.

Components of Results of Operations

Revenue

We generate revenue from the sale of the GameGolf KZN AI hardware device and from recurring annual subscription fees for continued access to the GameGolf App, GameGolf Smart Caddie and the GameGolf platform. Our products are currently sold directly to consumers via online platforms and in the future we intend to expand our sales and marketing initiatives to grow our distribution network via strategic partnerships, influencer campaigns, and other direct-to-consumer initiatives.

Operating Expenses

Research and Development

Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and testing of our GameGolf suite of products.

Research and development expenses consist primarily of the following types of expenses:

●	employee-related expenses, including salaries and benefits for personnel engaged in research and development functions;

●	expenses incurred under agreements with third parties such as consultants and contractors; and

●	software and technology-related on-course and off-course testing expenses.

Research and development costs are expensed as incurred. We expect our research and development expenses to decrease modestly in absolute terms, as we shift focus from hardware and software into the exploitation of the AI and machine learning capabilities of our GameGolf products.

We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, and manufacturing future enhancements of our GameGolf product line due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.

Sales and Marketing Expenses

Sales and marketing costs include salary costs for marketing, sales and business development personnel and commissions payable to providers of such services, including marketing. It also includes marketing and advertising activities such as developing marketing content, investment in social media campaigns and partnering with influencers to engage with the wider golfing public. Initial costs will be directed towards building awareness and credibility of our GameGolf products with return on investment expected to improve as we establish a presence in our target markets. Sales and marketing expenses are expensed as incurred. We expect sales and marketing costs to substantially increase as we launch our GameGolf KZN AI product on or around the end of the third quarter of 2026.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, operations, and administrative functions. General and administrative expenses also include professional fees for accounting, auditing, tax and administrative consulting services; insurance costs, GameGolf platform hosting costs, third party logistics (3PL) partners and other operating costs.

We anticipate that general and administrative expenses will increase in the future as we increase our headcount and cost base to support the growth of the business through continued research and development and commercialization of the GameGolf products and incur regulatory and compliance costs as a result of being a public company

Other Income/Expense

Other income and expense primarily consist of interest expense relating to the Grafiti Note, the First Note and the Bridge Note and foreign exchange gains and losses. We expect the overall interest expense to decrease due to a lower interest cost on the Grafiti Note due to principal repayments over time.

Results of Operations

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended June 30,
	2026		2025
	Amount	% Of Revenues	Amount	% Of Revenues	Change	% Change
Revenues	$1,403	100%	$15,169	100%	$(13,766)	(91)%
Cost of revenues	$853	61%	$13,888	92%	$(13,035)	(94)%
Gross profit	$550	39%	$1,281	8%	$(731)	(57)%
Operating expenses	$3,076,630	219,289%	$273,785	1,805%	$2,802,845	1,024%
Loss from operations	$(3,076,080)	(219,250)%	$(272,504)	(1,796)%	$(2,803,576)	1,029%
Other income/(expense)	$(249,333)	(17,771)%	$274,313	1,808%	$(523,646)	(191)%
Net (loss)/gain	$(3,325,413)	(237,022)%	$1,809	12%	$(3,327,222)	(183,926)%
Other comprehensive gain/(loss)	$57,082	4,069%	$(336,846)	(2,221)%	$393,928	117%
Total comprehensive loss	$(3,268,331)	(232,953)%	$(335,037)	(2,209)%	$(2,933,294)	876%

Revenues

Revenues were $1,403 for the three months ended June 30, 2026, compared to $15,169 for the three months ended June 30, 2025, representing a decrease of $13,766, or 91%. This decrease was primarily attributable to lower sales of GameGolf KZN AI devices to customers engaged in beta testing during the three months ended June 30, 2026, as compared to the prior period in 2025.

Cost of revenues

Cost of revenues decreased to $853 for the three months ended June 30, 2026, from $13,888 for the three months ended June 30, 2025, representing a decrease of $13,035, or 94%. The decrease was primarily driven by the lower volume of GameGolf KZN AI devices sold during 2026, as we are currently concentrating our efforts towards the commercialization of the GameGolf KZN AI product.

Gross profit and gross margin

Gross profit was $550 for the three months ended June 30, 2026, compared to $1,281 for the three months ended June 30, 2025. Gross margin increased to 39% in the three months ended June 30, 2026, from 8% in the prior comparable period in 2025. The increase in gross margin was primarily attributable to the unfavorable margin impact of discounted pricing associated with beta program sales of GameGolf KZN AI devices during 2025.

Operating expenses

Operating expenses were $3,076,630 for three months ended June 30, 2026, compared to $273,785 for the three months ended June 30, 2025, representing an increase of $2,802,845, or 1,024%, year over year.

Research and development costs were relatively consistent with $121,661 for the three months ended June 30, 2026, and $128,315 for the three months ended June 30, 2025, for a decrease of $6,654 or 5%. We expect research and development costs to remain relatively stable in future periods as we refocus activities towards developing, testing and releasing new features to our GameGolf KZN AI product and related subscription services.

Sales and marketing expenses were $37,365 for the three months ended June 30, 2026, compared to $24,608 for the three months ended June 30, 2025. The $12,757, or 52%, increase resulted from an increase in marketing resources to prepare for the launch of our GameGolf KZN AI product on or around the end of the third quarter of 2026. We expect that our sales and marketing expenses will increase substantially in the future in connection with the commercialization of the GameGolf KZN AI product and related subscription services.

General and administrative expenses increased by $2,796,742, or an increase of 2,314%, from $120,862 for the three months ended June 30, 2025, to $2,917,604 for the three months ended June 30, 2026. The increase was primarily driven by accounting, legal and share-based compensation costs incurred in connection with our direct listing on Nasdaq.

We expect general and administrative expenses to decrease in future periods as compared to the three months ended June 30, 2026, as the transaction costs associated with the direct listing were non-recurring and higher than the general and administrative expenses we expect to incur going forward. We do, however, expect to incur increased general and administrative expenses associated with being a public company on an ongoing basis, including costs of accounting, audit, legal, regulatory and tax compliance services, directors’ and officers’ insurance, and investor and public relations costs.

Other income/(expense)

Other expense was $249,333 for the three months ended June 30, 2026, compared to other income of $274,313 for the three months ended June 30, 2025, an unfavorable change of $523,646. In the comparable period in 2025, other income/(expense) consisted of $57,013 of interest expense on the Grafiti Note, offset by a $331,326 foreign exchange gain on the Company’s intercompany balance with its subsidiary, AMT.

In the current-year period, interest expense increased to $192,243, due to a larger outstanding balance under the Grafiti Note and interest accruing on the Bridge Note, which was issued on March 31, 2026. The Company also recognized a $57,090 foreign exchange loss on its AMT intercompany balance, compared to a $331,326 gain in the comparable period in 2025, due to unfavorable exchange rates and a growing intercompany balance with AMT.

Other comprehensive gain/(loss) — foreign currency translation adjustment

For the purposes of presenting condensed consolidated financial statements, the assets and liabilities of our Euro operations in Ireland are translated to U.S. dollar (“USD”) at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized in other comprehensive gain/loss on the condensed consolidated statements of comprehensive loss. The currency translation adjustment increased favorably by $393,928, or approximately 117%, for the three months ended June 30, 2026, compared to the prior period in 2025. This increase was due to the fluctuation of the exchange rates between the Euro and the USD as well as the level of our activities.

Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025

The following table sets forth selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Six Months Ended June 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues	Change	% Change
Revenues	$3,917	100%	$15,969	100%	$(12,052)	(75)%
Cost of revenues	$2,090	53%	$14,186	89%	$(12,096)	(85)%
Gross profit	$1,827	47%	$1,783	11%	$44	2%
Operating expenses	$3,557,491	90,822%	$578,745	3,624%	$2,978,746	515%
Loss from operations	$(3,555,664)	(90,775)%	$(576,962)	(3,613)%	$(2,978,702)	516%
Other income/(expense)	$(474,681)	(12,118)%	$431,996	2,705%	$(906,677)	(210)%
Net loss	$(4,030,345)	(102,894)%	$(144,966)	(908)%	$(3,885,379)	2,680%
Other comprehensive gain/(loss)	$135,195	3,451%	$(534,227)	(3,345)%	$669,422	125%
Total comprehensive loss	$(3,895,150)	(99,442)%	$(679,193)	(4,253)%	$(3,215,957)	473%

Revenues

Revenues were $3,917 for the six months ended June 30, 2026, compared to $15,969 for the six months ended June 30, 2025, representing a decrease of $12,052, or 75%. This decrease was primarily attributable to lower sales of GameGolf KZN AI devices to customers engaged in beta testing during the six months ended June 30, 2026, as compared to the prior period in 2025.

Cost of revenues

Cost of revenues decreased to $2,090 for the six months ended June 30, 2026, from $14,186 for the six months ended June 30, 2025, representing a decrease of $12,096, or 85%. The decrease was primarily driven by the lower volume of GameGolf KZN AI devices sold during 2026, as we are currently concentrating our efforts towards the commercialization of the GameGolf KZN AI product.

Gross profit and gross margins

Gross profit was $1,827 for the six months ended June 30, 2026, compared to $1,783 for the six months ended June 30, 2025. Gross margin increased to 47% in the six months ended June 30, 2026, from 11% in the prior comparable period in 2025. The increase in gross margin was primarily attributable to the unfavorable margin impact of discounted pricing associated with beta program sales of GameGolf KZN AI devices during 2025.

Operating expenses

Operating expenses were $3,557,491 for six months ended June 30, 2026, compared to $578,745 for the six months ended June 30, 2025, representing an increase of $2,978,746, or 515%, year over year.

Research and development costs were relatively consistent with $264,698 for the six months ended June 30, 2026, and $269,167 for the six months ended June 30, 2025, for a decrease of $4,469 or 2%. We expect research and development costs to remain relatively stable in future periods as we refocus activities towards developing, testing and releasing new features to our GameGolf KZN AI product and related subscription services.

Sales and marketing expenses were $67,312 for the six months ended June 30, 2026, compared to $55,535 for the six months ended June 30, 2025. The $11,777, or 21%, increase resulted from an increase in marketing resources to prepare for the launch of our GameGolf KZN AI product on or around the end of the third quarter of 2026. We expect that our sales and marketing expenses will increase substantially in the future in connection with the commercialization of the GameGolf KZN AI product and related subscription services.

General and administrative expenses increased by $2,971,438, or an increase of 1,170%, from $254,043 for the six months ended June 30, 2025, to $3,225,481 for the six months ended June 30, 2026. The increase resulted mainly from accounting, legal and share-based compensation costs related to our direct listing on Nasdaq.

We expect general and administrative expenses to decrease in future periods as compared to the six months ended June 30, 2026, as the transaction costs associated with the direct listing were non-recurring and higher than the general and administrative expenses we expect to incur going forward. We do, however, expect to incur increased general and administrative expenses associated with being a public company on an ongoing basis, including costs of accounting, audit, legal, regulatory and tax compliance services, directors’ and officers’ insurance, and investor and public relations costs.

Other income/(expense)

Other expense was $474,681 for the six months ended June 30, 2026, compared to other income of $431,996 for the six months ended June 30, 2025, an unfavorable change of $906,677. For the six months ended June 30, 2025, other income consisted of $107,288 of interest expense on the Grafiti Note, offset by a $539,284 foreign exchange gain on the Company’s intercompany balance with its subsidiary, AMT.

For the six months ended June 30, 2026, interest expense increased to $353,230, due to a larger outstanding balance under the Grafiti Note accruing interest at the same rate, along with interest accruing on the First Note that was issued on December 31, 2025, which was subsequently cancelled and replaced by the Bridge Note issued on March 31, 2026. As a result, no comparable interest expense was recorded during the six months ended June 30, 2025. Additionally, the Company recognized a $136,005 foreign exchange loss on its AMT intercompany balance, compared to a $539,284 gain in the prior-year period, due to unfavorable exchange rates and a growing intercompany balance with AMT.

Other comprehensive gain/(loss) — foreign currency translation adjustment

For the purposes of presenting condensed consolidated financial statements, the assets and liabilities of our Euro operations in Ireland are translated to U.S. dollar (“USD”) at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized in other comprehensive gain/loss on the condensed consolidated statements of comprehensive loss. The currency translation adjustment increased favorably by $669,422, or approximately 125%, for the six months ended June 30, 2026, compared to the prior period in 2025. This increase was due to the fluctuation of the exchange rates between the Euro and the USD as well as the level of our activities.

Non-GAAP Financial Information

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash items.

Adjusted EBITDA for the three months ended June 30, 2026, was a loss of $392,440 compared to a loss of $268,054 for the three months ended June 30, 2025. Adjusted EBITDA for the six months ended June 30, 2026, was a loss of $707,930 compared to a loss of $568,209 for the six months ended June 30, 2025.

The following table presents a reconciliation of our net (loss)/income, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net (Loss)/Income	$(3,325,413)	$1,809	$(4,030,345)	$(144,966)
Adjustments:
Non-cash unrealized foreign exchange (gain) loss	57,090	(331,326)	136,005	(539,284)
Share-based compensation	2,444,776	—	2,444,776	—
Public company readiness expenses	235,658	—	380,821	—
Interest expense – related party	72,387	57,013	143,820	107,288
Interest expense and amortization of debt discount	119,856	—	209,410	—
Depreciation	3,206	4,450	7,583	8,753
Adjusted EBITDA	$(392,440)	$(268,054)	$(707,930)	$(568,209)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	To review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting (“ASC 280”);

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a basis for allocating resources to various projects;

●	As a measure to evaluate potential economic outcomes of operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net (loss)/income. By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as a supplemental disclosure because of the following:

●	We believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including one-time charges such as professional fees.

●	We believe it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	We believe the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and

●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.

Adjusted Net (Loss)/Income per Share

Basic and diluted net loss/income per share for the three months ended June 30, 2026 and 2025 was a net loss of $0.22 and net income of $0.00, respectively. Basic and diluted net loss per share for the six months ended June 30, 2026 and 2025, was a loss of $0.27 and $0.01, respectively.

Adjusted net (loss)/income per share is used by the Company’s management as an evaluation tool as it manages the business and is defined as net (loss)/income per basic and diluted share adjusted for non-cash items and one-time, non-recurring charges.

Adjusted net loss per basic and diluted common stock for three months ended June 30, 2026 and 2025, was a loss of $0.04 and $0.02, respectively. Adjusted net loss per basic and diluted common stock for six months ended June 30, 2026 and 2025, was a loss of $0.07 and $0.05, respectively.

The following table presents a reconciliation of net (loss)/income per basic and diluted share, which is our GAAP operating performance measure, to Adjusted net loss per share for the periods reflected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss)/income	$(3,325,413)	$1,809	$(4,030,345)	$(144,966)
Adjustments:
Non-cash unrealized foreign exchange loss/(gain)	57,090	(331,326)	136,005	(539,284)
Public company readiness expenses	235,658	—	380,821	—
Share-based compensation	2,444,776	—	2,444,776	—
Proforma non-GAAP net loss	(587,889)	(329,517)	(1,068,743)	(684,250)
Proforma non-GAAP net loss per share – Basic and Diluted	(0.04)	(0.02)	(0.07)	(0.05)

Weighted average basic and diluted common stock outstanding	15,000,000	15,000,000	15,000,000	15,000,000

We rely on Adjusted net (loss)/income per share, which is a non-GAAP financial measure:

●	To compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	As a measure to evaluate potential economic outcomes of operational alternatives and strategic decisions; and

●	To evaluate internally the performance of our personnel.

We have presented Adjusted net loss per share above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net (loss)/income, and that by including this information we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted net loss per share as supplemental disclosure because:

●	We believe Adjusted net loss per share is a useful tool for investors to assess the operating performance of our business without the effect of non-cash items and one-time charges.

●	We believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	We believe that the use of Adjusted net loss per share is helpful to compare our results to other companies.

Historical Results and Cash Flows

We are finalizing development of our GameGolf KZN AI applications and underlying platform infrastructure. We have a limited beta program for legacy customers featuring a minimum viable product (“MVP”) with a constrained feature set. In connection with the beta, a small number of devices were sold at promotional, discounted pricing to facilitate testing and feedback. We expect to continue adding features over the coming months. Subject to successful completion of beta testing and readiness milestones, we expect to commence initial commercial revenue generation on or around the end of the third quarter of 2026.

Management believes historical results and cash flows are not indicative of expected future performance. To date, the Company has been primarily in product development mode. As we transition to commercial activities, we anticipate a gradual rebalancing of operating expenditures from research and development toward sales and marketing. Development spending is expected to moderate in the near term as efforts shift from building a new product and platform to iterating and adding features.

Historically, operating cash needs have been funded principally through equity financing and promissory notes from stockholders. As commercialization begins, we expect sales of GameGolf KZN AI devices on hand (inventory) and subscription revenues to supplement financing activities for cash flow needs.

Liquidity and Capital Resources as of June 30, 2026

Our current capital resources and operating results as of and through June 30, 2026, consist of:

●	an overall working capital deficit of $184,853;

●	cash of $15,991; and

●	net cash used in operating activities for the six months ended June 30, 2026 of $796,585.

As of June 30, 2026, the Company had approximately $15,991 in cash. We have relied on financing from Grafiti LLC, a wholly-owned subsidiary of Grafiti Group, our parent company. which is controlled by Nadir Ali, our former Chief Executive Officer, pursuant to the Grafiti Note. See “Contractual Obligations and Commitments” section below for more information.

In addition, we received debt financing as of March 31, 2026, in an aggregate principal amount of $1,135,000 from Streeterville in connection with the issuance of the Bridge Note. The previously outstanding First Note was deemed cancelled as partial consideration for the issuance of the Bridge Note. The net proceeds received on issuance of the Bridge Note were $500,000. Subsequent to June 30, 2026, on July 30, 2026, the Company received an $8,000,000 investment through the issuance of shares of Series A Preferred Stock pursuant to the Preferred Purchase Agreement (see Note 8 for more information).

Our net cash flows used in operating, investing and financing activities for the six months ended June 30, 2026 and 2025, and certain balances as of the end of those periods are as follows:

	For the six months ended June 30,
	2026	2025
Net cash used in operating activities	$(796,585)	$(556,805)
Net cash from investing activities	685	—
Net cash provided by financing activities	729,528	509,750
Effect of foreign exchange rates on cash	(5,100)	18,341
Net increase (decrease) in cash and cash equivalents	$(71,472)	$(28,714)

	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$15,991	$87,463
Working capital deficit	$(184,853)	$(2,331,221)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2026, was $796,585, which reflects an increase of $239,780 compared to the net cash used in operating activities for the prior comparable period in 2025 of $556,805. This increase was primarily driven by a larger net loss of $4,030,345 for the current period, compared to a net loss of $144,966 for the comparative period. The increased net loss was primarily attributable to higher operating expenses and share-based compensation related to the direct listing on Nasdaq.

Investing activities

Our investing activities consisted of the sale of property and equipment and were immaterial for the six months ended June 30, 2026 and 2025. As our business grows, we expect our capital expenditures and our investment activity to increase, primarily to fund additional facilities and equipment for headcount growth, operational expansion, and manufacturing equipment and tooling to facilitate future product hardware redesigns, as applicable.

Financing activities

Net cash flows provided by financing activities during the six months ended June 30, 2026 was $729,528 which consisted of proceeds from the Grafiti Note of $336,408, advances from Grafiti LLC of $19,000, cash received from the Bridge Note of $500,000, and cash received from the issuance of common stock and warrants of $2,688, offset by cash repaid for the Grafiti Note of $128,568. Net cash flows provided by financing activities during the six months ended June 30, 2025, was $509,750, which consisted of proceeds from the Grafiti Note of $536,000 and advances from Grafiti LLC of $20,000, offset by cash repayments of the Grafiti LLC advances of $46,250.

Contractual Obligations and Commitments

Contractual obligations relate to cash that we are obligated to pay as part of certain contracts that we have entered into.

As of June 30, 2026, our principal contractual commitments consisted of obligations under the Bridge Note and Grafiti Note. As of June 30, 2026, we have outstanding indebtedness of $1,135,000 payable to Streeterville under the Bridge Note, which bears interest at a fixed rate of 10% per annum.

In addition, as of June 30, 2026, we have outstanding indebtedness of $2,999,957 under the Grafiti Note, which matures on July 31, 2027, and bears interest at a fixed rate of 10% per annum. Subsequent to June 30, 2026, the Company repaid $402,613 in principal repayments and has $2,597,344 in principal outstanding under the Grafiti Note subsequent to such repayment.

We expect to fund these commitments through cash on hand, cash generated from operations or future debt or equity financings.

Further, each share of Series A Preferred Stock outstanding accrues a return on its Stated Value at a rate of 10% per annum (increasing to 15% per annum following an Event of Default), payable quarterly within five trading days after the end of each calendar quarter (the “Preferred Return”). The Preferred Return is payable, at the Company’s discretion, either in cash or through the issuance of additional shares of Series A Preferred Stock valued at the Stated Value. The Company intends to satisfy the Preferred Return through the issuance of additional shares of Series A Preferred Stock rather than in cash.

In addition to the above, on November 2025, the Company received a notice with an invoice (the “Invoice”) from its manufacturer asserting a claim (the “Manufacturer Claim”) in the amount of $543,369 (the “Invoice Amount”) relating to amounts they claimed remained outstanding in connection with a previous order for Game Golf KZN AI devices and testing equipment made in May 2023 (the “Prior Order”) that had not been shipped to or received by the Company as of the date of such invoice. Specifically, the claim relates to certain product and material that the manufacturer alleged it was unable to store due to regulatory constraints applicable to the manufacturer’s operations. In December 2025, the Company responded to such Manufacturer Claim indicating that the Prior Order was made on “FOB” shipping terms and did not contain a delivery deadline, shipment schedule or other requirement to accept delivery at any time. The Company was not advised of such alleged regulatory constraints in advance and was not contractually obligated to accept delivery of the product within any specified time period. In addition, the Company was not obligated under the applicable arrangements to reimburse the manufacturer for raw materials, storage, or disposal-related costs associated with such product.

The manufacturer has not provided additional substantiation or further correspondence regarding the matter since the Company’s response to such claim delivered to the manufacturer in December 2025.

Based on the foregoing, management concluded that the likelihood of a material loss is reasonably possible but not probable. In addition, while an unfavorable resolution of the matter could have an adverse effect on the Company’s financial position, results of operations or cash flows in a future period, because the Company disputes that it has any contractual obligation for the asserted costs, management determined that any potential loss or range of loss is not reasonably estimable as of the balance sheet date. The Company will continue to evaluate the matter if additional information becomes available.

Liquidity and Financial Obligations

The Company has historically been funded by short-term debt, promissory notes and other advances from Grafiti LLC. The Company has directed its resources over the past number of years to the development of its new hardware device, GameGolf KZN AI, and the development of software applications. During that period revenues have been minimal. The Company cannot assure that it will ever earn future revenues sufficient to support its operations, or that it will ever be profitable.

Short-Term Liquidity and Financial Obligations

Our short-term liquidity requirements, measured through June 30, 2027, consist principally of funding our operating expenses and research and development activities, public company costs and required payments under our outstanding debt arrangements. We intend to satisfy these requirements primarily with proceeds we received under the first and second closings contemplated under the Preferred Purchase Agreement, which occurred on June 30, 2026 and July 30, 2026, respectively, and any cash generated from our operations.

As of June 30, 2026, we owed $2,999,957 under the Grafiti Note. The Grafiti Note matures on July 31, 2027, with automatic monthly extensions thereafter while amounts remain outstanding, provided that we comply with the applicable covenants thereunder. Repayment is generally limited to $500,000 in the first full calendar month following July 30, 2026, and $150,000 per month thereafter.

We also have obligations under the Bridge Note with an original principal amount of $1,135,000, which matures on April 30, 2027, and bears interest at 10% per annum. The Bridge Note may be satisfied through Streeterville’s election to convert the principal amount outstanding thereunder into shares of common stock at a fixed price of $6.80 per share, or Series A Preferred Stock at a fixed price of $1,000 per share, or through cash repayment. Based on the terms of the Bridge Note and our current expectations, we do not anticipate that cash repayment will be required, and our short-term liquidity forecast does not include cash settlement of the amount expected to be outstanding at maturity. However, if Streeterville elects to be repaid in cash, the Company expects to have sufficient funding available for the repayment at maturity.

Holders of our Series A Preferred Stock are entitled to a quarterly Preferred Return accruing at 10% per annum on the Stated Value (15% per annum following an Event of Default). The Company has the discretion to pay the Preferred Return in cash or in additional shares of Series A Preferred Stock. The Company intends to satisfy this obligation through the issuance of additional shares of Series A Preferred Stock, which is not expected to require the use of Company cash resources.

Based on our current operating plan and cash flow forecast, including the $8,000,000 of gross proceeds received on July 30, 2026, and the contractual cash requirements described above, we believe that our available liquidity will be sufficient to fund our operations and meet our financial obligations through at least June 30, 2027. Management’s forecast also supports the conclusion disclosed in Note 2 to the unaudited condensed consolidated financial statements that the conditions that initially raised substantial doubt about our ability to continue as a going concern have been alleviated. Our forecast depends on estimates regarding the timing and amount of operating expenditures and debt repayments. Actual results may differ from these estimates.

Long-Term Liquidity and Financial Obligations

Beyond June 30, 2027, our liquidity requirements will depend on the timing and extent of our product development and commercialization activities, the level of revenue generated by our products and subscription offerings, public company ongoing costs, and the timing and form of settlement of our outstanding debt and preferred stock obligations. We expect to increase operating, research and development, and sales and marketing expenditures as we advance our product and services roadmap, further commercialize the GameGolf KZN AI device and related software and ecosystem, and continue global expansion.

We expect that our longer-term capital resources may include cash generated from operations, additional sales of Series A Preferred Stock under the Preferred Purchase Agreement, and other equity or debt financings. Future sales under the Preferred Purchase Agreement are subject to certain conditions, and there can be no assurance that we will complete any additional closings thereunder.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see Note 3 to our unaudited condensed consolidated financial statements, which are included in this report beginning on page F-1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We identified the following deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses related to our financial reporting as of December 31, 2024: (i) lack of adherence to formal policies and procedures; (ii) insufficient risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; (iii) insufficient design and implementation of effective controls to achieve complete and accurate financial reporting and disclosures, including documented controls over the preparation and review of journal entries, account reconciliations and income taxes; and (iv) insufficient resources to appropriately address technical accounting considerations, such as having enough trained accounting and finance personnel.

To address each of these material weaknesses, as of December 31, 2025, we implemented measures designed to improve our internal controls over financial reporting. Specifically, we: (i) formalized accounting policies, procedures and review controls relating to the financial close and reporting process, including standardized balance sheet reconciliation and financial statement review procedures; (ii) documented account reconciliation preparation and review controls, including designated preparer and reviewer responsibilities for significant accounts; (iii) enhanced controls and review procedures relating to journal entries, account reconciliations, technical accounting analyses and financial statement disclosures; (iv) enhanced management review controls and implemented appropriate segregation of duties where possible, and enhanced compensating controls in areas where full segregation is not economically feasible, to ensure the initiation, custody, and recording of transactions are adequately controlled; (v) expanded the involvement and oversight of accounting personnel with public company reporting and technical accounting experience; and (vi) engaged third party consultants and advisors with SEC reporting and technical accounting expertise.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Management's evaluation of the effectiveness of our internal control over financial reporting was based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, and because of the material weaknesses described above, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified certain deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses related to our financial reporting as of December 31, 2024, as described above. We have since designed and implemented measures intended to address these material weaknesses. However, because these measures have not yet been in operation for a sufficient period of time to allow management to complete effectiveness testing, we are not yet able to conclude that the material weaknesses have been fully remediated. As a result, the material weaknesses will continue to be considered outstanding until such testing is complete and management has concluded that the measures are operating effectively. As such, other than the ongoing testing and implementation of the measures referenced above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. As we continue to test and evaluate our remediation measures, we may determine to take additional actions or modify certain of the measures referenced above in order to further enhance our internal control over financial reporting. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to fully remediate the identified material weaknesses or to avoid potential future material weaknesses.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results (see Note 15 for more information).

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Registration Statement, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K, except as set forth below.

Series A Preferred Stock Financing

On June 30, 2026, we entered into the Preferred Purchase Agreement with Streeterville, pursuant to which we agreed to offer and sell to Streeterville (i) up to $40,000,000 in shares of Series A Preferred Stock at a purchase price of $1,000 per share; (ii) 1,438,000 shares of common stock as Pre-Delivery Shares for an aggregate purchase price of $1,438; and (iii) a Warrant to purchase 1,250,000 shares of common stock for a purchase price of $1,250, which Warrant is exercisable at any time after the Listing Date until the fifth anniversary of such date at an exercise price of $8.00 per share, subject to customary adjustments as set forth therein. At the first closing contemplated thereunder, which occurred on June 30, 2026, we issued the Pre-Delivery Shares and the Warrant to Streeterville in accordance with the terms of the Preferred Purchase Agreement. The Pre-Delivery Shares and the Warrant were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act for private transactions.

Advisor Share Issuance

On June 30, 2026, we issued 450,000 shares of common stock to a designee of Maxim as partial consideration for their engagement to provide general financial advisory and investment banking services to us in connection with our direct listing on Nasdaq. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act for private transactions.

Exchange Agreement

On June 30, 2026, we entered into the Exchange Agreement with Grafiti Group, pursuant to which we issued 18,000.018 shares of our Series A Preferred Stock to Grafiti Group in exchange for 2,500,000 shares of our common stock held by Grafiti Group prior to such exchange (the “Exchange”). The shares of Series A Preferred Stock issued in connection with the Exchange were issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Plan of Conversion (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
3.1	Articles of Incorporation of Game Your Game, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
3.2	Bylaws of Game Your Game, Inc., a Nevada corporation, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
3.3	Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on June 30, 2026 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 30, 2026).
4.1	Unsecured Promissory Note issued to Grafiti LLC, dated December 28, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
4.2	First Amendment and Waiver Agreement to the Unsecured Promissory Note, dated March 31, 2025, by and between Game Your Game, Inc. and Grafiti LLC (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
4.3	Second Amendment and Waiver Agreement to the Unsecured Promissory Note, dated December 31, 2025, by and between Game Your Game, Inc. and Grafiti LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
4.4	Secured Promissory Note issued to Streeterville Capital, LLC, dated December 31, 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
4.5	Secured Promissory Note issued to Streeterville Capital, LLC, dated March 31, 2026 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
4.6	Note Warrant issued to Streeterville Capital, LLC, dated March 31, 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
4.7	Warrant issued to Streeterville Capital, LLC, dated June 30, 2026 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 30, 2026).
4.8	Third Amendment and Waiver Agreement to the Unsecured Promissory Note, dated July 29, 2026, by and between Game Your Game, Inc. and Grafiti LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 30, 2026).
10.1	Share Exchange Agreement, dated April 2, 2026, by and among GolfSuites 1, Inc., Grafiti LLC and Game Your Game, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
10.2	Co-Marketing Agreement, dated April 2, 2026, by and between Game Your Game, Inc. and GolfSuites 1, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
10.3+	Employment Agreement, dated April 16, 2026, by and between Game Your Game, Inc. and Soumya Das (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 12, 2026).
10.4	Stock Assignment Agreement, dated June 30, 2026, by and between Grafiti LLC and Grafiti Group LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 30, 2026).
10.5	Exchange Agreement, dated June 30, 2026, by and between Game Your Game, Inc. and Grafiti Group LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 30, 2026).
10.6	Securities Purchase Agreement, dated June 30, 2026, by and between Game Your Game, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-296763), filed with the SEC on June 30, 2026).
10.7	Letter Agreement, dated July 29, 2026, by and between Game Your Game, Inc. and Grafiti Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 30, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.
+	Agreement with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2026	Game Your Game, Inc.

	By:	/s/ Soumya Das
Soumya Das
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dominic Poole
Dominic Poole
Chief Financial Officer (Principal Financial and Accounting Officer)